Form 10-K
F&M NATIONAL CORP
filed 1995-03-29
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1994

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-5929

                            F&M NATIONAL CORPORATION
             (Exact Name of Registrant as specified in its charter)

VIRGINIA                                              54-0857462
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                     Identification Number)

38 ROUSS AVENUE, WINCHESTER, VIRGINIA                 22601
(Address of principal executive offices)              (Zip Code)

              Registrant's telephone number, including area code:
                                 (703)665-4200

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $2.00 par value
                                (Title of Class)

                            New York Stock Exchange
                  (Name of each exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX
No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by the non-affiliates of the Registrant.  The aggregate market value is computed by reference to the closing price of such stock as reported by the New York Stock Exchange on February 28, 1995: $236,937,309


       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1995:
                                   15,622,866


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994, are incorporated by reference in Parts I, II, and IV hereof; and

(2) Portions of Registrant's 1995 Proxy Statement dated March 21, 1995, are incorporated by reference in Part III hereof.


                                     PART I

                               ITEM 1.  BUSINESS


(a)   GENERAL DEVELOPMENT OF BUSINESS

       Since January 1, 1994, there have been no developments in the Registrant's (hereinafter called the "Company") business other than the following:

       On January 5, 1994, the Company's Board of Directors authorized the purchase of up to 100,000 shares of the Company's outstanding common stock.

       On February 16, 1994, the F&M Bank=Winchester began operating Apple Title Company at 12 Rouss Avenue, Winchester, Virginia, which offers title insurance for bank mortgage customers.

       On March 11, 1994, F&M Bank-Massanutten opened a branch bank at 317 North Main Street, Bridgewater, Virginia.

       On June 23, 1994, F&M Bank-Broadway converted their bank computer system to Kirchman D3000 computer software. This conversion is part of a company-wide project of converting all subsidiary banks' computer systems to the same in-house computer system which began in 1992.

       On July 1, 1994, Hallmark Bank and Trust Company, Springfield, Virginia, became a wholly-owned subsidiary of the Corporation. The merger was accounted for as a pooling of interests and all financial statements have been restated to reflect the merger. The Company issued a total of 1,107,414 shares of common stock to effect the merger.

       On July 1, 1994, PNB Financial Corporation, Warrenton, Virginia, became a wholly- owned subsidiary of the Corporation. The merger was accounted for as a pooling of interest and all financial statements have been restated to reflect the merger. The Company issued a total of 1,193,431 shares of common stock to effect the merger.

       On July 17, 1994, the Company joined the MOST bankcard network and installed four automatic teller machines in off-site business locations.

       On August 15, 1994, F&M Bank-Winchester opened a new branch at 6701 Northwestern Pike, Gore, Virginia.

       On September 1, 1994, the Company issued 378,690 shares of common stock to account for the issuance of a 2.5% stock dividend.

       On September 14, 1994, the Company's Board of Directors decided to merge F&M Bank- Broadway into F&M Bank-Massanutten effective January 20, 1995.

       On September 14, 1994, the Company's Board of Directors decided to increase the quarterly dividend from 14.5 cents to 15 cents per share effective for the dividend paid October 25, 1994.

       On October 17, 1994, F&M Bank-Winchester opened a new branch at 21 Main Street, Round Hill, Virginia.

       On October 26, 1994, F&M Bank-Emporia converted its computer operations to the Kirchman D3000 System.

       On November 4, 1994, F&M Bank-Hallmark opened a new branch bank at 7830 Backlick Road, Newington, in Springfield, Virginia.

       On November 18, 1994, the Company announced a pending merger with Bank of the Potomac, Herndon, Virginia. It is anticipated that the merger will be completed during the second quarter of 1995.

       On December 14, 1994, the Company terminated the charters on the following subsidiaries: Rouss Finance Company, RFC Mortgage Co., Inc., Peoples Loans, Incorporated, and Peoples Credit Corporation.

       On December 23, 1994, American Stock Transfer & Trust Company, New York, New York, was named stock transfer agent for the Company's common stock. Prior to this date, F&M Bank-Winchester was the stock transfer agent.

       On December 28, 1994, the Company's common stock began trading on the New York Stock Exchange under the symbol FMN. Prior to this date, the Company's common stock was traded over-the-counter on the NASDAQ Exchange.


(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company and its subsidiaries are engaged in only one industry segment, banking, the making of commercial and personal loans and similar credit transactions, and other activities closely related to banking.


(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

                                     THE COMPANY

GENERAL

       F&M National Corporation is a multi-bank holding company headquartered in Winchester, Virginia. The Company's eleven Subsidiary Banks operate 73 banking offices offering a full range of banking services principally to individuals and small and middle-market businesses in north, central and south Virginia including the Shenandoah Valley, and the eastern panhandle of West Virginia. At December 31, 1994, F&M had assets of $1.7 billion, deposits of $1.4 billion and shareholders' equity of $161.0 million.

       The Company was formed in 1969 to serve as the parent holding company of its then sole subsidiary bank, F&M Bank-Winchester, organized in 1902. Since its organization, the Company has acquired thirteen banks, which expanded its market area and increased market share in Virginia and West Virginia.

       The following table sets forth certain information concerning the Company and its operating subsidiaries as of December 31, 1994:

                               DATE            BANKING         TOTAL           TOTAL            TOTAL
                               ACQUIRED        OFFICES         ASSETS          LOANS            DEPOSITS
F&M Bank-Winchester
 Winchester, VA(1)             1970            29           $  710,271         $431,931         $  647,620
F&M Bank-Massanutten
 Harrisonburg, VA              1980             6               89,170           60,740             79,845
F&M Bank-Richmond
 Richmond, VA(2)               1982             9              133,520           92,160            122,333
F&M Bank-Central
Virginia(3)
Charlottesville VA             1985             7               68,290           33,117             55,926
F&M Bank-Blakeley
Charles Town/
 Ranson, WV                    1988             3               87,441           60,687             77,373
F&M Bank-Martinsburg
 Martinsburg, WV               1988             4               96,853           65,318             84,405
F&M Bank-Broadway
 Broadway, VA                  1989             1               62,503           25,695             53,515
F&M Bank-Keyser
 Keyser, WV                    1992             3               91,244           57,128             79,765
F&M Bank-Emporia
 Emporia, VA                   1993             3               68,537           27,822             61,573
F&M Bank-Hallmark
 Springfield, VA               1994             5              119,167           63,451             94,007
F&M Bank-Peoples
 Warrenton, VA                 1994             3               94,725           59,883             84,829
F&M (Parent only)                 -             -               29,183              -                -
Total                                          73           $1,650,904         $977,932         $1,441,191


(1) Includes Big Apple Mortgage and a general credit reporting agency. Also includes the 1993 purchase of substantially all of the assets and assumption of certain liabilities of Farmers and Merchants Bank of Hamilton(the "Hamilton Bank").

(2)    Includes the acquisition in 1986 of Virginia Capital Bank,
       Richmond, Virginia.

(3) Includes the acquisition in 1990 of Peoples Bank of Central Virginia, Lovingston, Virginia.


       The business strategy of F&M is to provide its customers with the financial sophistication and breadth of products of a regional bank, while retaining the local appeal and level of service of a community bank. The Company has maintained its community orientation by allowing the Subsidiary Banks latitude to tailor products and services to meet community and customer needs. While the Company has preserved the autonomy of its Subsidiary Banks, it has established system-wide policies governing, among other things, lending practices, credit analysis and approval procedures, as well as guidelines for deposit pricing and investment portfolio management. In addition, the Company has established a centralized loan review team that regularly performs a detailed, on-site review and analysis of each Subsidiary Bank's loan portfolio to ensure the consistent application of credit policies and procedures system-wide. An officer or representative of the Company serves on the board of directors of each Subsidiary Bank to monitor operations and to serve as a liaison to the Company.

       The Subsidiary Banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and safe deposit boxes. Lending is focused on individuals and small and middle-market businesses in the local market regions of the Subsidiary Banks. In addition, F&M Bank-Winchester, F&M Bank-Blakeley, F&M Bank-Keyser, F&M Bank-Hallmark, and F&M Bank- Peoples operate trust departments offering
a range of fiduciary services.   At December 31, 1994, trust assets
under management at these five banks totaled $258.3 million.

       F&M operates in six market regions: the Shenandoah Valley of Virginia; the eastern panhandle of West Virginia; Charlottesville/ Albemarle County and surrounding areas; Greenville County in southside Virginia; suburban Richmond, primarily Henrico and Chesterfield Counties; the northern Virginia areas of Loudoun, Fairfax, and Prince William Counties and the Warrenton and surrounding Fauquier County area. The more populous sectors within each of the six market regions experienced substantial population growth between 1980 and 1990, most of which exceeded 20% growth. At December 31, 1994, the Company operated 29 banking offices in the Shenandoah Valley from Winchester to Harrisonburg with deposits of $589.3 million; ten banking offices in the eastern panhandle of West Virginia with deposits of $241.5 million; seven banking offices in the Charlottesville/ Albemarle County area with deposits of $55.9 million; three banking offices in Emporia, Virginia, and surrounding Greenville County with deposits of $61.6 million; nine banking offices in suburban Richmond, Virginia, with deposits of $122.3 million; and twelve banking offices in Loudoun, Fairfax and Prince William Counties of northern Virginia with deposits of $94.0 million and three offices in Warrenton and Fauquier County area with deposits of $84.8 million. F&M's principal market is Winchester and the surrounding six Virginia counties where its lead bank, F&M Bank-Winchester, is the dominant financial institution in terms of deposit market share, with a 41% share of total deposits in Winchester, a 37% share of total deposits in surrounding Frederick County, a 27% share of total deposits in Warren County, and a 21% share of total deposits in Loudoun County. In Rockingham County, which has the largest population of any county or city in the Shenandoah Valley, the Company has an 18% deposit market share. In F&M's three-county West Virginia market, the Company has a 23% deposit market share in Jefferson County (which includes Charles Town), a 17% deposit market share in Berkeley County (which includes Martinsburg) and a 48% deposit market share in Mineral County (which includes Keyser). In Fairfax, Prince William and Fauquier Counties (including Warrenton), the Company has 1%, 1%, and 16% of deposit market share. Although the Company's deposit market share in the Richmond and Charlottesville areas is small, the Company has positioned its banking offices in these two markets to increase deposit market share as a result of continued business and population growth in the suburban markets surrounding Richmond and Charlottesville.

       The Company has expanded its market area and increased its market share through both internal growth and strategic acquisitions. Since the beginning of 1988, F&M has acquired approximately $745.7 million in assets and approximately $592.2 million in deposits through nine bank acquisitions. Management believes there are additional opportunities to acquire financial institutions or to acquire assets and deposits that will allow the Company to enter adjacent markets or increase market share in existing markets. Management intends to pursue acquisition opportunities in strategic markets where its managerial, operational and capital resources will enhance the performance of acquired institutions.

       On November 18, 1994, the Company announced that it had entered into negotiations and agreed in principle to a Plan of Affiliation, subject to regulatory and stockholder approval, with Bank of the Potomac, Herndon, Virginia. It is anticipated that the definitive agreement will involve a tax-free exchange of shares between F&M and the Bank of the Potomac and will be accounted for as a pooling-of-interests. It is expected that the merger will be effective during the second quarter 1995.

       The Subsidiary Banks have not experienced loan quality deterioration to the same extent as many other financial institutions, due to conservative underwriting standards and focused in-market lending practices. The purchase of assets of the Hamilton Bank increased nonperforming assets at September 18, 1993, by $27.9 million, of which, $21.3 million were nonaccrual loans and $6.6 million were foreclosed properties. At December 31, 1994, these Hamilton Bank nonaccrual loans and foreclosed properties have been reduced to $6.9 million and $6.7 million, respectively. At December 31, 1994, the Company had total nonperforming assets of approximately $30.0 million, representing 3.03% of period end loans and foreclosed properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality."

       The Company also operates Big Apple Mortgage Co., Inc., which engages in residential mortgage origination and servicing in the Shenandoah Valley and the eastern panhandle of West Virginia. Big Apple Mortgage originated residential mortgage loans during 1993 and 1994 of approximately $30.0 million and $12.0 million, respectively, all of which were sold in the secondary mortgage market, and its servicing portfolio totaled $136.5 million at December 31, 1994.

      The Company terminated charters of four small consumer finance companies with offices in Winchester, Front Royal, and Page County, Virginia on December 14, 1994. The Company continues to operate a small general credit reporting agency.

      The Company's Articles of Incorporation and the Virginia Stock Corporation Act contain certain anti-takeover provisions, including (i) the Affiliated Transactions statute which places restrictions on any significant transaction between a publicly held Virginia corporation and any shareholder who owns more than 10% of any class of its outstanding shares, (ii) the Control Share Acquisitions statute which provides that a shareholder who purchases shares in any one of three statutory ranges (20%-33 1/3%, 33 1/3%-50%, and 50% or more of the outstanding shares) cannot vote those shares on any matter unless the acquisition of the additional shares has been approved by disinterested shareholders, and
(iii) a super-majority provision in the Company's Articles of Incorporation that requires the affirmative vote of at least 80% of the outstanding voting shares on significant transactions, unless at least two-thirds of the Board of Directors then in office have approved the transaction.


EMPLOYEES

       At December 31, 1994, the Company had 885 full time and 168 part time employees. No employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

MARKET REGIONS

       The market regions of F&M extend from the eastern panhandle of West Virginia southward to Virginia in Winchester, the surrounding Shenandoah Valley through Harrisonburg and Rockingham County and eastward to Loudoun, Fauquier, and Prince William counties, to the central Virginia markets of Charlottesville and Richmond, and southern Virginia market in Emporia and Greenville County. The following table displays the market and population data for each of the market regions:

                              BANKING          % MARKET       MARKET      1990
                              OFFICES          SHARE(2)       RANK(2)     POPULATION
COUNTY/CITY(1)
Shenandoah Valley:
 City of Winchester               9               42              1          21,947
 Frederick County                 4               44              1          45,723
 Warren County                    4               29              1          26,142
 Shenandoah County                3                8              6          31,636
 Clarke County                    1               20              2          12,101
 Rappahannock County              1               44              2           6,622
 Rockingham County                4               20              3          57,482
 City of Harrisonburg             3                9              4          30,707
Northern Virginia:
 Loudoun County                   7               18              1          86,100
 Fairfax County                   4                1             NM         819,000
 Fauquier County                  3               16              2          52,000
 Prince William Co.               1                1             NM         216,000
Charlottesville/
Albemarle County:
 City/Charlottesville             1               *              NM          40,341
 Albemarle County                 3                8             10          68,040
 Nelson County                    2               35              2          12,778
 Amherst County                   1                2              6          28,578
Richmond:
 City of Richmond                 3                1             NM         203,056
 Henrico County                   3                2             NM         217,881
 Chesterfield County              3                2             NM         209,274
Emporia:
 City of Emporia                  3               38              1          14,109
Eastern Panhandle
of West Virginia:
 Jefferson County                 3               22              2          35,926
 Berkeley County                  4               16              4          59,253
 Mineral County                   3               49              1          26,697
State of Virginia                63                                       6,187,358
State of West Va.                10                                       1,793,477


*    Represents less than 1% deposit market share.
NM   Not meaningful.

(1) In Virginia, certain cities are separate political entities and not part of the counties that surround them. The city of Winchester and Frederick County, the city of Harrisonburg and Rockingham County, the city of Charlottesville and Albemarle County, and the city of Richmond and Henrico and Chesterfield Counties are examples. The FDIC and OTS provide deposit data for each separately incorporated city.

(2) Deposit data includes total bank and thrift deposits and is based on FDIC and OTS data as of June 30, 1994, which is the most recently available information.

       The following is a summary description of the six market regions served by the Subsidiary Banks:

SHENANDOAH VALLEY. This market region extends from Winchester, Virginia, at the northern end of the Shenandoah Valley, south through the Valley to the Harrisonburg/Rockingham County area. The Shenandoah Valley has a diversified mix of light industrial, service and agricultural enterprises. The commercial and service sector is centered in and around the cities of Winchester and Harrisonburg. The population of this market region has grown by approximately 19% from 1980 to 1990 and is projected to grow by another 10% to 15% between 1990 and 2000. The growth in the northern Shenandoah Valley is attributable in part to its proximity to the Washington metropolitan area. Winchester is approximately 55 miles west of the Washington Beltway by way of Routes 17 and 50. Interstate Route 66, which runs through Warren County to the south of Winchester, also provides access to the Washington metropolitan area. The area is also served by Interstate Route 81, a major north/south thoroughfare that runs the length of the Shenandoah Valley.

       The major employers in Winchester and the surrounding area include General Electric Company (incandescent lamps, paints), O'Sullivan (plastic and vinyl automobile interiors and sheeting), Rubbermaid Commercial Products (plastic products) and National Fruit Product Company, Inc. (fruit products). The Winchester Medical Center, a 408-bed regional acute-care facility, is the largest employer in the Winchester/Frederick County market with approximately 1,800 employees. F&M Bank-Winchester has 22 banking offices that serve Winchester and the five immediately surrounding Virginia counties of Frederick, Warren, Clarke, Shenandoah and Rappahannock. It is the largest financial institution headquartered in the area and the dominant bank in terms of deposit market share.

       In the Harrisonburg/Rockingham County market, Merck and Company, Inc. (pharmaceuticals), Adolph Coors Company, Inc. (brewery), R.R. Donnelly & Sons, Co. (book printing) and James Madison University, with an enrollment of over 11,000, are among the area's major employers. In addition, there are a number of major poultry production and processing facilities in the area, including facilities operated by Perdue Farms, Inc. and Tyson Foods, Inc. F&M Bank-Massanutten and F&M Bank-Broadway serve the Harrisonburg/ Rockingham county market through seven offices.

NORTHERN VIRGINIA. In 1993, F&M Bank-Winchester purchased substantially all the assets and assumed certain liabilities of the Hamilton Bank expanding F&M Bank-Winchester's market region into Loudoun County, Virginia. Subsequent to the purchase, F&M Bank-Winchester began operating six banking offices in Hamilton, Lovettsville, Middleburg, Sterling and Leesburg, Virginia. In October of 1994, a branch was opened in Round Hill, Virginia, located in Loudoun County. Loudoun County is considered a "bedroom" area for commuters in the Washington DC metro area.

       On July 1, 1994, the Company acquired through merger Hallmark Bank and Trust Company and PNB Financial Corporation which opened markets to the Company in Fairfax, Fauquier, and Prince William Counties and in Warrenton, Virginia. The counties of Fairfax and Prince William are urban in nature with the population estimated to be approximately 819,000 and 216,000, respectively, in the 1990 census. The Federal government is the largest employer in Fairfax and Prince William Counties with Mobile World Headquarters being the largest private employer. Fauquier County and the city of Warrenton are primarily suburban, agricultural markets with a total population of 52,000. Approximately 50% of the workforce of 25,700 commute 40 miles to Washington, D.C., for employment.

EASTERN PANHANDLE OF WEST VIRGINIA. The market in West Virginia includes the state's two easternmost counties, Jefferson and Berkeley Counties, together with Mineral County to the west. The primary commercial centers in the eastern panhandle are Charles Town and Martinsburg. Jefferson and Berkeley Counties, which have experienced population growth of 19% and 27%, respectively, from 1980 to 1990, are becoming increasingly attractive for business and residential development due to their proximity to the Washington and, to a lesser extent, Baltimore metropolitan areas. Interstate Route 70 connects the area with the Washington Beltway. It is approximately 70 miles from Martinsburg and Harpers Ferry in Jefferson County to downtown Washington. The area is also served by Interstate 81. Jefferson and Berkeley Counties have a variety of light manufacturing, service and agricultural enterprises and includes, among the major employers, plants operated by General Motors Corporation (automotive parts), 3M (printing machinery) and Corning Glass (glass Products), together with the horse racing track in Charles Town which operates throughout the year. The federal government maintains a substantial presence in the area, with a training and design/restoration facility of the National Park Service based in Harpers Ferry, a Veterans Administration Hospital and the Internal Revenue Service national computer processing center in Martinsburg. Mineral County is to the west and is separated from Jefferson and Berkeley Counties by a mountain range. While Mineral County has not experienced any population growth recently, the Company believes F&M Bank-Keyser is well positioned in its market with a dominant 48% market share of total deposits in Mineral County. F&M Bank-Blakeley, F&M Bank-Martinsburg, and F&M Bank-Keyser operate a total of ten banking offices in this market region.

CHARLOTTESVILLE/ALBEMARLE COUNTY. The Charlottesville area is the commercial and market center for a multi-county trade area in central Virginia. Charlottesville and the adjoining portions of Albemarle County have a diversified economic base of light manufacturing, education and health services. The area's major industrial employers include Comdial Corporation (telephone systems), Conagra, Inc. (frozen foods), Cooper Industries, Inc. (electrical equipment) and Sperry Marine, Inc. (instruments). The University of Virginia, with an enrollment of over 21,000, is the largest employer in this market and operates one of the most comprehensive medical facilities in Virginia.

       The focus of F&M Bank-Central Virginia has been on the portions of Albemarle County immediately surrounding the City of Charlottesville, but its market was expanded in 1990 to include the largely rural Nelson and Amherst Counties when the Company acquired Peoples Bank of Lovingston and merged it into F&M Bank-Central Virginia. F&M Bank-Central Virginia operates seven offices in this market region.

RICHMOND/HENRICO AND CHESTERFIELD COUNTIES. Richmond, situated on the Interstate 95 corridor at the midpoint of the Eastern Seaboard, is the capital of Virginia and the largest city within the Richmond-Petersburg MSA, which has a population of approximately 865,640. Richmond is a major financial center and is the headquarters of the Fifth Federal Reserve District. This market region's primary industries include tobacco (Phillip Morris, Inc. and The American Tobacco Company), chemicals (Du Pont and Allied Signal), paper (Westvaco Corporation) and food (Nabisco, Inc.). F&M Bank-Richmond has a total of nine banking offices in this market region. F&M has focused its operations in the suburban areas of Richmond and the surrounding counties of Henrico and Chesterfield, which have experienced population growth of 21% and 48%. respectively, between 1980 and 1990.

SOUTHERN VIRGINIA. The acquisition in 1993 of F&M Bank-Emporia expanded the Company's market area into the southern Virginia city of Emporia and surrounding county of Greenville. F&M Bank-Emporia is a residential mortgage and residential construction lender and also extends commercial loans to small and medium sized businesses within its primary service area. Consistent with its focus on providing community-based financial services, F&M Bank-Emporia does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

LENDING ACTIVITIES

       All of the Subsidiary Banks offer both commercial and consumer loans, but lending activity is generally focused on consumers and small to middle market businesses within the Subsidiary Banks' respective market regions. Seven of the Subsidiary Banks, F&M Bank-Massanutten, F&M Bank-Broadway, F&M Bank-Blakeley, F&M Bank-Martinsburg, F&M Bank-Keyser, F&M Bank-Emporia, and F&M Bank-Peoples emphasize consumer lending with activities focused primarily on residential real estate and consumer lending. F&M Bank-Richmond, F&M Bank-Central Virginia, and F&M Bank-Hallmark are based in larger markets where the commercial loan demand is stronger and, as a result, their lending activities place a greater emphasis on small to medium sized businesses. F&M Bank-Winchester, because of its size and dominant position in its market, has a greater opportunity to appeal to larger commercial customers in addition to consumers.

       The following table sets forth the composition of the Company's loan portfolio (by percentage) for the three years ended December 31, 1994:

                                                       1994                 1993                   1992
Commercial                                                12.2%                 10.9%               13.9%
Real estate construction                                   3.3                   4.2                 3.0
Real estate mortgage:
 Residential (1-4 family)                                 33.7                  35.1                37.0
 Home equity lines                                         4.7                   4.7                 5.6
 Multifamily                                               2.0                   1.9                 1.9
 Nonfarm, nonresidential(1)                               27.7                  26.1                20.2
 Agricultural                                              1.8                   1.8                 1.9
 Real estate mortgage
  Subtotal                                                69.9                  69.6                66.6
Loans to individuals:
 Consumer                                                 13.0                  13.9                14.9
 Credit card                                               1.6                   1.4                 1.6
Loans to individuals:
  Subtotal                                                14.6                  15.3                16.5
  Total loans                                            100.0%                100.0%              100.0%
Total loans (dollars)                                  $977,932             $929,069               $752,705



(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.


       Approximately 12.2% of the Company's loan portfolio at December 31, 1994, was comprised of commercial loans, which included certain loans secured by real estate shown in the table above under the categories of multifamily, non-farm, non-residential and agricultural where real estate is among the sources of collateral securing the loan. The Subsidiary Banks offer a variety of commercial loans within their market regions, including revolving lines of credit, working capital loans, equipment financing loans, and letters of credit. Although the Subsidiary Banks typically look to the borrower's cash flow as the principal source of repayment for such loans, many of the loans within this category are secured by assets, such as accounts receivable, inventory and equipment. In addition, a number of commercial loans are secured by real estate used by such businesses and are generally personally guaranteed by the principals of the business. F&M's commercial loans generally bear a floating rate of interest tied to a system-wide prime rate set by F&M Bank-Winchester.

       F&M's residential real estate loan portfolio (including home equity lines) was 69.9% of its total loan portfolio at December 31, 1994. The residential mortgage loans made by the Subsidiary Banks and Big Apple Mortgage are made only for single family, owner-occupied residences within their respective market regions. The residential mortgage loans offered by the Subsidiary Banks are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the third or fifth year anniversary of the loan.

       Big Apple Mortgage offers both fixed and adjustable rate loans. While the Subsidiary Banks generally hold residential mortgage loans in their loan portfolios, Big Apple Mortgage sells into the secondary market all the permanent mortgage loans it originates. In 1994, Big Apple Mortgage originated approximately $12.2 million in mortgage loans compared to $30.0 million and $35.1 million in 1993 and 1992, respectively. The decline in mortgage originations is the decrease in mortgage refinancing due to higher interest rates and increased competition.

       The Company's real estate construction portfolio historically has been a relatively small portion of the total loan portfolio. At December 31, 1994, construction loans were $32.9 million or 3.3% of the total loan portfolio. Of this amount, $6.1 million was originated by Big Apple Mortgage, all made to finance owner-occupied properties with permanent financing commitments in place. The Subsidiary Banks make a limited number of loans for acquisition, development and construction of residential real estate. F&M's construction loans, including its acquisition and development loans, generally bear a floating rate of interest and mature in one year or less. Loan underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project. As a result of strict underwriting guidelines, F&M has experienced no charge-offs involving residential construction loans since 1987.

       Loans to individuals were 19.3% of the Company's total loan portfolio at December 31, 1994, if home equity lines were included. The Subsidiary Banks offer a wide variety of consumer loans, which include consumer loans, credit card loans, home equity lines and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in the Subsidiary Banks' respective market regions.


CREDIT POLICIES AND PROCEDURES

       The Company has established system-wide guidelines governing, among other things, lending practices, credit analysis and approval procedures, and credit quality review. Within these guidelines, the Subsidiary Banks have latitude to tailor their loan products to meet the needs of the communities and specific customers. A holding company officer or representative serves on the Board of Directors of each Subsidiary Bank to monitor practices and to serve as the liaison with the Company.


LOAN APPROVAL. The Company's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed an individual officer's lending authority, the loan request must be approved by an officer with a higher lending limit or by the Subsidiary Bank's loan review committee. The Company has assigned a lending limit for each Subsidiary Bank. Loans that would result in a Subsidiary Bank exceeding its assigned limit must be approved first by the Subsidiary Bank's loan review committee and then by a central credit committee appointed by the holding company.
The central credit committee consists of six senior officers of F&M Bank-Winchester and the Company, along with outside directors of either F&M Bank-Winchester or the Company, who rotate at the twice weekly meetings.

       All loans to a particular borrower are reviewed each time the borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. These reviews are conducted by each Subsidiary Bank and, if necessary, by the Company's central credit committee.

LOAN REVIEW. Each Subsidiary Bank has a formal loan review function which consists of a committee of bank officers that regularly reviews loans and assigns a classification, if required, based on current perceived credit risk. In addition, the holding company has a loan review team that performs a detailed on-site review and analysis of each Subsidiary Bank's portfolio on at least an annual basis to ensure the consistent application of system-wide policies and procedures. The holding company loan review team reviews all loans over an established principal amount for each Subsidiary Bank, which results in a review of 60% to 75% of the total principal amount of the Subsidiary Bank's loan portfolio. In addition, all lending relationships involving a classified loan are reviewed regardless of size. The holding company loan review team has the authority to classify any loan it determines is not satisfactory or to change the classification of a loan within the Company's loan grading system.

       All classified loans are reviewed at least quarterly by F&M's senior officers and monthly by the Subsidiary Banks' boards of directors. All past due and nonaccrual loans are reviewed monthly by the Subsidiary Banks' boards of directors. As a matter of policy, the Subsidiary Banks place loans on nonaccrual status when management determines that the borrower can no longer service debt from current cash flows and/or collateral liquidation. This generally occurs when a loan becomes 90 days past due as to principal and interest.

ALLOWANCE FOR LOAN LOSSES. Each Subsidiary Bank maintains its allowance for loan losses based on loss experience for each loan category over a period of years and adjusts the allowance for existing economic conditions as well as performance trends within specific areas, such as real estate. In addition, each Subsidiary Bank periodically reviews significant individual credits and adjusts the allowance when deemed necessary. The allowance also is increased to support projected loan growth.


DEPOSITS

       The Subsidiary Banks offer a number of programs to consumers and to small and middle market businesses at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts offered by the Subsidiary Banks as a percentage of total deposits at the dates indicated:

                                        December 31,
                                        1994           1993         1992

Noninterest-bearing demand               15.4%         14.3%        14.6%
Interest checking                        16.9          16.4         13.9
Money market accounts                    12.2          13.3         13.0
Savings accounts                         13.4          13.9         13.0
Time deposit accounts:
  Under $100,000                         35.9          35.8         37.8
  $100,000 and over                       6.2           6.3          7.7

                                        100.0%        100.0%       100.0%


       The Subsidiary Banks control deposit flows primarily through pricing of deposits and, to a lesser extent, through promotional activities. The Subsidiary Banks establish deposit rates based on a variety of factors, including competitive conditions, liquidity needs and compliance with net interest margin requirements established by the Company for all Subsidiary Banks. As of December 31, 1994, the Subsidiary Banks had $89.4 million of certificates of deposit greater than $100,000, or 6.2% of total deposits. The Subsidiary Banks do not accept brokered deposits.

       No material portion of the deposits of the Subsidiary Banks has been obtained from a single or a small group of customers, and the loss of any customer's deposits or a small group of customers' deposits would not have a material adverse effect on the business of any of the Subsidiary Banks. See "Business-Market Regions" for information regarding each Subsidiary Bank's deposit share and rank in its respective market.


OTHER ACTIVITIES

       The Subsidiary Banks offer a range of trust services. The Trust Department of F&M Bank-Winchester manages $160 million in assets in approximately 700 accounts, covering both personal trust activities and employee benefit plans. F&M Bank-Hallmark and F&M Bank-Peoples offer similar trust services and manage assets totaling $18.4 million and $67.2 million, respectively. F&M Bank-Blakeley and F&M Bank-Keyser offer a range of trust services as well, managing approximately $12.2 million in assets. The other Subsidiary Banks do not operate trust departments, but are encouraged to offer their customers the opportunity to utilize trust services offered by F&M Bank-Winchester.


COMPETITION

       Each of the market regions in which the Company operates has a highly competitive banking market involving commercial banks and thrifts. Other competitors, including credit unions, consumer finance companies, insurance companies and money market mutual funds, compete with the Company for certain lending and deposit gathering services. In its Charlottesville/Albemarle County, the northern Virginia, and suburban Richmond markets, the Company faces particularly intense competition from several state-wide and regional banking institutions which have substantial operations in those market regions. Management believes, however, that the Company enjoys certain competitive advantages in its principal market of Winchester, the surrounding northern Shenandoah Valley and Loudoun County where F&M Bank-Winchester is the largest financial institution headquartered in the area and the dominant bank in terms of deposit market share.

       Competition among the various financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services, the convenience of banking facilities and, in connection with loans to larger borrowers, relative lending limits. Many of the financial organizations in competition with the Company have much greater financial resources, diversified markets, and branch networks than F&M and are able to offer similar services at varying costs with higher lending limits. With reciprocal interstate banking, the Company also faces the prospect of additional competitors entering its markets as well as additional competition in its efforts to acquire other financial institutions.



EXECUTIVE OFFICERS OF THE REGISTRANT

       All officers of the Company and its subsidiaries are elected annually to serve at the pleasure of the Board of Directors of the Company. The following table sets forth the names, offices and ages at February 28, 1994 of each of the executive officers of the Company and is included in conformity with Instruction 3 of Item 401(b) of Regulation S-K:


                                                       YEAR FIRST
NAME                                          AGE      ELECTED             OFFICE
W. M. Feltner                                 75         1970              Chairman and Chief Executive Officer of the
                                                                           Company; Chairman of Board, F&M Bank-Winchester

Jack R. Huyett                                62         1992              President-Chief Administrative Officer of the
                                                                           Company

F. Dixon Whitworth Jr.                        50         1985              Executive Vice President of the Company

Alfred B. Whitt                               56         1991              Senior Vice President, Secretary, Senior
                                                                           Financial Officer of the Company and F&M
                                                                           Bank-Winchester

Betty H. Carroll                              57         1985              Senior Vice President of the  Company;
                                                                           President, Chief Executive Officer, F&M
                                                                           Bank-Winchester

Barbara H. Ward                               49         1983              Treasurer of the Company; Senior Vice President
                                                                           of F&M Bank-Winchester


       Mr. Feltner has been a senior executive officer of the Company since its inception in 1970.

       Mr. Huyett joined the Company in November of 1988 at which time he was President and Chief Executive Officer of Blakeley Bank and Trust Company (now F&M Bank- Blakeley), a position he had held for 19 years. He was appointed President and Chief Administrative Officer of the Company July 1, 1992.

       F. Dixon Whitworth, Jr. Winchester, Virginia, joined the Company in August 1985, as President of the Suburban Bank, now F&M Bank-Richmond, and served as such until November, 1985, when he became Executive Vice President of the Company. Prior to joining the Company as President of The Suburban Bank in 1984, he had been employed as Executive Vice President of Southern Bank (now Jefferson National Bank), Richmond, Virginia for eleven years.

       Mr. Whitt joined the Company in 1987 as Director of Human
Resources, before which time he served as President of F&M
Bank-Massanutten, Harrisonburg, Virginia, since its organization in 1973. In January of 1990, he was appointed Senior Financial Officer of the Company and Senior Financial Officer of F&M Bank-Winchester. In July of 1991, he was appointed Senior Vice President, Senior Financial
Officer and Secretary of the Company and F&M Bank-Winchester.

       On December 7, 1988, Mrs. Carroll was named Chief Executive Officer of F&M Bank-Winchester. Prior thereto, she had been President and Chief Administrative Officer of F&M Bank-Winchester since 1985, and had been Executive Vice President of that bank for eleven years before becoming President and Chief Administrative Officer.

       Mrs. Ward was appointed Senior Vice President of F&M
Bank-Winchester in March of 1992.  Prior thereto, she was a Vice
President of F&M Bank-Winchester since 1974. She has been Treasurer of the Company since 1983.


                           SUPERVISION AND REGULATION

       The Company and the Subsidiary Banks are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. The following is a brief summary of certain statues, rules and regulations affecting the Company and the Subsidiary Banks. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Subsidiary Banks. A change in applicable laws or regulations may have a material effect on the business and prospects of the Company.


THE COMPANY

       The Company is registered as a bank holding company under the Bank Holding Company Act ("BHCA") and the Virginia Financial Institution Holding Company Act, and is therefore subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Virginia State Corporation Commission (the "Virginia SCC"). The Subsidiary Banks are subject to examination and regulation by the Virginia SCC and the West Virginia Board of Banking and Financial Institutions (the "West Virginia Board of Banking"). In addition, the Company and its Subsidiary Banks are subject to certain minimum capital standards established by the Federal Reserve and the FDIC.

       Under the BHCA, the Company is required to secure the prior approval of the Federal Reserve before it can merge or consolidate with any other bank holding company, or acquire all or substantially all of the assets of any bank or acquire direct or indirect ownership or control of any voting shares of any bank that is not already majority owned by it if after such acquisition the Company would directly or indirectly own or control more than 5% of the voting shares of such bank. The BHCA also prohibits the Company from acquiring, directly or indirectly voting shares of, or interests in, or all or substantially all of the assets of, any bank located outside the State of Virginia unless the acquisition is specifically authorized by the laws of the state in which such bank is located, as discussed below.

       The Company is prohibited under the BHCA, and regulations promulgated thereunder, from engaging in, and from acquiring direct or indirect ownership or control of more than 5% of voting shares of any company engaged in, nonbanking activities unless the Federal Reserve, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services.

       The Company, as an affiliate of the Subsidiary Banks within the meaning of the Federal Reserve Act, is subject to certain restrictions under the Federal Reserve Act regarding transactions between a bank and companies with which it is affiliated. These provisions limit extensions of credit (including guarantees of loans) by the Subsidiary Banks to affiliates, investments in the stock or other securities of the Company by the Subsidiary Banks and the nature and amount of collateral that Subsidiary Banks may accept from any affiliate to secure loans extended to the affiliate. Further, under the Federal Reserve Act and the regulations promulgated thereunder, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or service.

       The BHCA and the Change in Bank Control Act, together with regulations of the Federal Reserve, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

       Federal Reserve policy requires a bank holding company to act as a source of financial strength to each of its bank subsidiaries and to take certain measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank subsidiary may not otherwise be warranted. Under the recently enacted Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), in order to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee up to certain maximum limits the compliance with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking regulator. See "Recent Legislation and Regulatory Developments." In addition, if a bank holding company has more than one bank or thrift subsidiary, the bank holding company's other subsidiary depository institutions are responsible under a cross guarantee for any losses to the FDIC resulting from the failure of a depository institution subsidiary. Under these provisions, a bank holding company may be required to loan money to its depository institution subsidiaries in the form of capital notes or other instruments. However, any such loans likely would be unsecured and subordinated to such institution's depositors and certain other creditors.

       All acquisitions, whether by an in-state or out-of-state acquirer, involving a Virginia bank or bank holding company require the prior approval of the Virginia SCC, in addition to approval by the appropriate federal regulatory authority. Similarly, the West Virginia Board of Banking must approve all acquisitions of a West Virginia bank or bank holding company.

       The BHCA currently prohibits the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located. However, under recently enacted federal legislation, the restriction of interstate acquisitions will be abolished effective one year from enactment of such legislation, and thereafter bank holding companies from any state will be able to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state concentration limits. Banks also will be able to branch across state lines effective June 1, 1997 (unless state law would permit such intestate branching at an earlier date), provided certain condition are met, including that applicable state law must expressly permit such interstate branching. Virginia has adopted legislation that will permit branching across state lines effective July 1, 1995, provided there is reciprocity with the state in which the out-of-state bank is based.

REGULATION OF SUBSIDIARY BANKS

       All of the Subsidiary Banks are state-chartered institutions organized under either Virginia or West Virginia law. Eight of the Subsidiary Banks, F&M Bank- Winchester, F&M Bank-Massanutten, F&M Bank-Richmond, F&M Bank-Central Virginia, F&M Bank-Broadway, F&M Bank-Emporia, F&M Bank-Hallmark, and F&M Bank-Peoples are Virginia-chartered institutions regulated and examined by the Virginia SCC. F&M Bank-Blakeley, F&M Bank-Martinsburg and F&M Bank-Keyser are West Virginia-chartered institutions regulated and examined by the West Virginia Board of Banking. In an effort to achieve greater consistency with respect to the regulatory and reporting requirements, F&M Bank-Emporia converted, effective March 7, 1994, from a national banking association to a Virginia-chartered institution. F&M Bank-Peoples converted from a national to a state-chartered bank effective November 1, 1994.

       The Subsidiary Banks are all members of the Federal Reserve System and are, therefore, supervised and examined by the Federal Reserve, their primary federal regulator. The Federal Reserve and the Virginia SCC or West Virginia Board of Banking, as appropriate, conduct regular examinations of the Subsidiary Banks, reviewing the adequacy of their allowance for loan losses, quality of loans and investments, propriety of management practices, compliance with laws and regulations and other aspects of operations. In addition to these regular examinations, the Subsidiary Banks must furnish the Federal Reserve with quarterly reports containing detailed financial statements and schedules. The FDIC, which provides deposit insurance, also has authority to examine and regulate the Subsidiary Banks.

       Federal and state banking laws and regulations govern all areas of the operations of the Subsidiary Banks, including maintenance of cash reserves, loans, mortgages maintenance of minimum capital, payment of dividends, and establishment of branch offices. Federal and state bank regulatory agencies also have the general authority to eliminate dividends paid by insured banks if such payment is deemed to constitute an unsafe and unsound practice. As their primary federal regulator, the Federal Reserve has authority to impose penalties, initiate civil administrative actions and take other steps to prevent the Subsidiary Banks from engaging in unsafe or unsound practices. In this regard, the Federal Reserve has adopted capital adequacy requirements applicable to its member banks.


RECENT LEGISLATION AND REGULATORY DEVELOPMENTS

       On December 19, 1991, FDICIA was enacted. Among other things, FDICIA provides increased funding for the FDIC's Bank Insurance Fund ("BIF") and expanded regulation of depository institutions and their affiliates, including parent holding companies. A significant portion of the additional BIF funding will be in the form of borrowings to be repaid by insurance premiums assessed on BIF members. These premium increases would be in addition to the increases in deposit premiums made during 1994. FDICIA provides for an increase in BIF's ratio of reserves to insured deposits to 1.25% within the next 15 years, also to be financed by insurance premiums. The result of these provisions could be a significant increase in the insurance assessment rate on deposits of BIF members over the next 15 years. FDICIA provides authority for special assessments against insured deposits and for the development of a system of assessing deposit insurance premiums based upon the financial institution's risk. FDIC announced in late 1994 that current projections indicate the BIF's ratio of reserves could reach the 1.25% requirement by the third quarter of 1995.

       On September 15, 1992, the FDIC approved final regulations adopting the risk-related deposit insurance system that was proposed in May 1992. The new risk- related regulations, effective January 1, 1994, will initially result in an eight basis point spread between the highest and lowest deposit insurance premiums. The strongest institutions will continue to pay annual deposit insurance premiums of 0.23% and the weakest will pay 0.31%. Under the final risk-related insurance regulations, each insured depository institution will be assigned to one of three categories, "well capitalized," "adequately dicapitalized" or "less than adequately capitalized" as defined in regulations to be established pursuant to FDICIA by the Federal Reserve and the other federal bank regulatory agencies. These categories will be further subdivided into three subgroups based upon the FDIC's evaluations of the risk posed by the depository institution, based in part on examinations by the institution's primary federal and/or state regulator. F&M's banks have received a "1A" risk classification rating for 1995, the highest possible rating.

       Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized," "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized", to be further defined by federal regulations. A depository institution is "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it fails to meet any such measure, "significantly undercapitalized" if it is significantly below any such measure, and "critically undercapitalized" if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to not less than 2.0% of total assets and not more than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2.0% would be higher than such 65% level). An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. In order to be classified as a "well capitalized institution" under the proposed rules, the institution must have a total risk-based capital ratio of 10% and a leverage ratio of 5%.

       If a depository institution fails to meet regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and, ultimately, require the appointment of a conservator or receiver for the institution. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to achieve regulatory capital adequacy requirements. If the controlling bank holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the Federal bankruptcy code, the FDIC's claim may be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

       Any institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. Under-capitalized depository institutions may be subject to growth limitations and are required to submit a capital restoration plan. The federal bank regulatory agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions, is likely to succeed in restoring the depository institutions's capital, and is guaranteed by the parent holding company. If a depository institution fails to submit an acceptable plan, it will be treated as if it were significantly undercapitalized.

       Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.

       FDICIA contains numerous other provisions, including new reporting requirements, termination of the "to big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, and revised regulatory standards for, among other things, real estate lending and capital adequacy.

       An insured depository institution may not pay management fees to any person having control of the institution nor may an institution, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after making such payment or distribution, the institution would be undercapitalized. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.


       Other legislative and regulatory proposals regarding changes in banking, and the regulation of bank thrifts and other financial institutions, are being considered by the executive branch of the Federal government, Congress and various state governments, including Virginia and West Virginia. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Company.


CAPITAL ADEQUACY

       Information on "Capital Adequacy" may be found under ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "Capital Resources".


DIVIDENDS

       Dividends from the Subsidiary Banks constitute the major source of funds for dividends to be paid by the Company. The amount of dividends payable by the Subsidiary Banks to the Company depends upon their earnings and capital position, and is limited by federal and state law, regulations and policy. The Federal Reserve has the general authority to limit dividends paid by the Subsidiary Banks and the Company if such payments are deemed to constitute an unsafe and unsound practice.

       As state member banks subject to the regulations of the Federal Reserve, each Subsidiary Bank must obtain approval of the Federal Reserve for any dividend if the total of all dividends declared by the Subsidiary Bank in any calendar year would exceed the total of its net profits for such year, as defined by the Federal Reserve, plus its retained net profits for the preceding two years. In addition, each Subsidiary Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting current losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of all loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection.

       In addition, Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. Under Virginia law, no dividend may be declared or paid that would impair a bank's paid-in capital. The Virginia SCC also can limit the payment of dividends by any Virginia bank if it determines the limitation is in the public interest and is necessary to ensure the bank's financial soundness.

       Under West Virginia law, a state bank may declare a dividend only from its undivided profits and, if the bank's surplus account is not greater than or equal to the par value of the bank's stock, the bank may not declare a dividend unless a portion of the bank's profits for the period for which dividends are declared is credited to the bank's surplus account. Also, a West Virginia-chartered bank must obtain the approval of the West Virginia Board of Banking prior to declaring a dividend if the total of all dividends paid by the bank in any calendar year exceeds the total of its profits for that year plus its undivided profits for the preceding two years. For further information about the Company's dividends, see Part II., Item 5., "Market for Registrant's Common Equity and Related Stockholder Matters".


ITEM 2.   PROPERTIES

       The principal executive offices of F&M are located in the Yost Building at 38 Rouss Avenue, Winchester, Virginia, a two-story building built in 1784 and owned free of any encumbrances. The Company operates a total of 73 banking offices (63 in Virginia and 10 in West Virginia), 54 of which are owned by the Company or one of the Subsidiary Banks free of any encumbrances, and 19 of which are leased under agreements expiring at various dates, including renewal options, through 2008. The Company also owns additional office facilities for various of its lending, audit, accounting and data processing functions. Additional information regarding F&M's lease agreements may be found under ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 14.


ITEM 3.   LEGAL PROCEEDINGS

       In the ordinary course of its operations, the Company and the Subsidiary Banks are parties to various legal proceedings. Based on information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Company has not submitted any matters to its security holders since its Annual Meeting of Shareholders held April 12, 1994.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

       On December 28, 1994, the Company began trading its capital stock on the New York Stock Exchange under the symbol "F M N". Prior to December 28, 1994, the Company's common stock was traded in the over-the-counter market and quoted on the NASDAQ National Market System under the symbol "FMNT".

       The following table sets forth the per share high and low last sale prices for the common stock of the Company as reported on the New York Stock Exchange and/or the NASDAQ National Market System, and the cash dividends paid or declared per share on the Common Stock for the period indicated:

                                  PRICE RANGE                  CASH
                                  HIGH           LOW           DIVIDENDS
1992
 First Quarter                    12.00           9.75         0.130
 Second Quarter                   12.75          11.25         0.130
 Third Quarter                    13.75          12.25         0.135
 Fourth Quarter                   17.25          12.00         0.140

1993
 First Quarter                    17.25          15.38         0.140
 Second Quarter                   16.50          13.75         0.140
 Third Quarter                    16.75          14.25         0.140
 Fourth Quarter                   16.50          14.75         0.145

1994
 First Quarter                    16.50          15.57         0.145
 Second Quarter                   16.25          15.50         0.145
 Third Quarter                    17.37          16.00         0.145
 Fourth Quarter                   17.25          14.75         0.150


       At December 31, 1994, there were 15,610,408 shares of Common Stock outstanding held by 7,569 holders of record.

       The Company historically has paid cash dividends on a quarterly basis, together with a special cash dividend in the fourth quarter of each year depending upon the Company's performance that year. The Company in 1992 implemented a practice of eliminating the special cash dividend and instead increasing its regular fourth quarter dividend based on the Company's performance, with the intention of paying an equivalent amount for the first three quarters of each following year. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Subsidiary Banks, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies.

       The Company or F&M Bank-Winchester has paid regular cash dividends for more than 50 consecutive years.

       The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from the Subsidiary Banks. The Subsidiary Banks are subject to certain legal restrictions on the amount of dividends they are permitted to pay to the Company. At December 31, 1994, the Subsidiary Banks had available for distribution as dividends to the Company approximately $33.2 million.


ITEM 6.        SELECTED FINANCIAL INFORMATION

               Incorporated herein by reference, as Exhibit 13, to page 1 of the 1994 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Incorporated herein by reference, as Exhibit 13, to pages 14 through 31 of the 1994 Annual Report.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Incorporated herein by reference, as Exhibit 13, to pages 32 through 52 of the 1994 Annual Report.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

               NONE.


                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.       EXECUTIVE COMPENSATION

ITEM 12.       SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information called for by Part III, Items 10. through 13., is incorporated herein by reference from the Company's definitive proxy statement, dated March 21, 1995, for the Company's Annual Meeting of Shareholders to be held April 25, 1995, which definitive proxy statement was filed with the Commission pursuant to Rule 14a-6 on March 21, 1995. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I under "EXECUTIVE OFFICERS OF THE REGISTRANT".

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
               8-K.

(a) The following documents included in Part II of this report are incorporated by reference to the Company's 1994 Annual Report:

           (1)  Financial Statements                                    Page
           Report of Independent Certified Public Accountants           52
           F&M National Corporation and Subsidiaries:
           Consolidated Balance Sheets at December 31, 1994 and
             1993                                                       32
           Consolidated Statements of Income at December 31, 1994
             and 1993                                                   33
           Consolidated Statements of Changes in Shareholders'
             Equity for years ended December 31, 1994, 1993 and 1992    34
           Consolidated Statements in Cash Flows for the periods
             ended December 31, 1994, 1993 and 1992                     35
           Notes to Financial Statements                                36

           (2)  Financial Statement Schedules

                All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

            (3) Exhibits.

                (3)(i) Registrant's Articles of Incorporation, as amended and adopted effective April 30, 1991, (incorporated herein by reference to Exhibit 3(a). to Registration Statement #33- 45717, on Form S-4, on February 12, 1992).

                (3)(ii) Registrant's Bylaws, as amended and adopted effective June 6, 1993, (incorporated herein by reference to ITEM 5. OTHER EVENTS, under Form 8-K as filed by the Registrant on August 16, 1993).

                (10)(i) Form of agreement between seventeen officers of the Registrant under the Registrant's Defined Benefit Deferred Compensation and Salary Continuation Plan (incorporated herein by reference to Exhibit 10(b) to Registration Statement #33-10696, filed on December 9,
                          1986).

                   (ii) Registrant's 1982 Incentive and Non-Qualified Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10(a) to Registration Statement #33-20165, filed on February 17, 1988).


                  (iii) Registrant's Officers' Incentive Bonus Plan (incorporated herein by reference to Exhibit 28(i) to Registration Statement #33-25867 filed on December 2, 1988).

                   (iv) Registrant's 1992 Incentive and Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10(b) to Registration Statement #33-50902, filed on August 14,
                          1992).

                    (v) Incorporated herein by reference is the Agreement and Plan of Reorganization and Plan of Share Exchange dated March 1, 1994, between the Registrant and Hallmark Bank and Trust Company, Springfield, Virginia, filed as Exhibit F of the Joint Proxy Statement and Prospectus, which is a part of Registration Statement No. 33-53187 on Form S-4, May 13, 1994.

                   (vi) Incorporated herein by reference is the Agreement and Plan of Reorganization and Plan of Merger dated February 3, 1994, between the Registrant and PNB Financial Corporation, Warrenton, Virginia, filed as Exhibit B of the Joint Proxy Statement and Prospectus, which is a part of Registration Statement No. 33-53187 on Form S-4, May 13, 1994.

                  (vii) Incorporated herein by reference is the Agreement and Plan of Reorganization and Plan of Share Exchange dated November 18, 1994, between the Registrant and Bank of the Potomac, Inc., filed as Appendix I of the Proxy Statement and Prospectus which is part of Registration Statement No. 33- 57361 on Form S-4, January 19, 1995.

            (11) Statement re computation of per share earnings (filed herewith).

            (13) Portions of the 1994 Annual Report to Shareholders for the fiscal year ended December 31, 1994 (filed herewith).

            (21)  Subsidiaries of the Registrant (filed herewith).

            (23) Consent of Yount, Hyde & Barbour, P. C., Certified Public Accountants (filed herewith).

            (27)  Financial Data Schedule (filed herewith).

(b)         Reports on Form 8-K.

            During the fourth quarter of the year ended December 31, 1994, the Company filed the following reports on Form 8-K and Form 8-K/A:

              (i)  Form 8-K/A:  October 20, 1994, under ITEM 2.
                   ACQUISITION OR DISPOSITION OF ASSETS, to report the consummation of the merger of Hallmark Bank and Trust Company with F&M National Corporation.

             (ii)  Form 8-K/A:  October 20, 1994, under ITEM 2.
                   ACQUISITION OR DISPOSITION OF ASSETS, to report the consummation of the merger of PNB Financial
                   Corporation with F&M National Corporation.

            (iii)  Form 8-K/A:  November 1, 1994, under ITEM 2.
                   ACQUISITION OR DISPOSITION OF ASSETS, to report the consummation of the merger of Hallmark Bank and Trust Company with F&M National Corporation.

             (iv)  Form 8-K/A:  November 1, 1994, under ITEM 2.
                   ACQUISITION OR DISPOSITION OF ASSETS, to report the consummation of the merger of PNB Financial
                   Corporation with F&M National Corporation.

              (v) December 1, 1994, under ITEM 5. OTHER EVENTS., to report that F&M National Corporation and Bank of the Potomac, Herndon, Virginia, have agreed in principle to a Plan of Reorganization and Share Exchange.

             (vi) December 30, 1994, under ITEM 5. OTHER EVENTS., to report that F&M National Corporation changed its stock transfer agent to American Stock Transfer & Trust Company effective December 23, 1994, and began trading on the New York Stock Exchange effective December 28, 1994.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March, 1995:

                            F&M NATIONAL CORPORATION
                            Winchester, Virginia


                            /s/
                            W. M. Feltner, Chairman of the Board
                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 27th day of March, 1995:

SIGNATURE                          TITLE

/s/                                Chairman of the Board, Chief Executive
W. M. FELTNER                      Officer, Director

/s/                                President, Chief Administrative Officer,
JACK R. HUYETT                     Director

/s/                                Principal Accounting and Financial Officer,
ALFRED B. WHITT                    Secretary, Director

/s/
FRANK ARMSTRONG, III               Director

/s/
HARLAN M. BELL                     Director

/s/
JAMES L. BOWMAN                    Director

/s/
BETTY H. CARROLL                   Director

/s/
WILLIAM H. CLEMENT                 Director

/s/
WILLIAM R. HARRIS                  Director

/s/
L. DAVID HORNER, III               Director

/s/
WILLIAM A. JULIAS                  Director

/s/
JOSEPH E. KALBACH                  Director

/s/
J. FRANK LOY                       Director

/s/                                Director
GEORGE L. ROMINE

/s/
JOHN S. SCULLY, III                Director

/s/
J. D. SHOCKEY, JR.                 Director

/s/
FRED G. WAYLAND, JR.               Director

/s/
C. RIDGELY WHITE                   Director

/s/
F. DIXON WHITWORTH, JR.            Director