Form 10-Q
period 1995-03-31
F&M NATIONAL CORP
filed 1995-05-12
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549


                                      FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1995               Commission File No. 0-5929


                             F & M NATIONAL CORPORATION
               (Exact name of registrant as specified in its charter)


Commonwealth of Virginia                           54-0857462
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification Number)

38 Rouss Avenue, Winchester, Virginia              22601
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:  703-665-4200


NO CHANGES
(Former name, former address and former fiscal year, if changes since last report)


Indicate by check mark whether the registrant (l) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  XX                     No



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

                                  15,663,660 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     March 31,     December 31,
                                                     1995          1994
Assets:
   Cash and due from banks                           $   70,611    $   78,211
   Interest-bearing deposits in other banks                 249           202
   Securities-held to maturity(market value
     March 31, 1995-$260,262;
     December 31, 1994, $263,643)                       265,312       275,117
   Securities - available for sale
                (at fair value)                         217,299       219,840

   Federal funds sold and securities
     purchased under agreements to resell                73,708        38,035

   Loans - held to maturity                             977,663       976,513
   Loans - available for sale                             7,467         7,255
     Unearned income                                     (5,973)       (5,836)

       Loans (net of unearned income)                   979,157       977,932
     Allowance for loan losses                          (15,330)      (15,097)

       Net loans                                        963,827       962,835

   Bank premises and equipment, net                      32,206        31,806
   Other assets                                          47,645        44,858

     Total assets                                    $1,670,857    $1,650,904


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits:
     Non-interest bearing                            $  205,947    $  222,177
     Interest bearing                                 1,246,663     1,219,015
     Total deposits                                   1,452,610     1,441,192

   Federal funds purchased and securities
     sold under agreements to repurchase                 16,741        20,543

   Federal Home Loan Bank advance                           892           875

   Other short-term borrowings                           16,292        14,879
   Long-term debt                                         2,709         3,194
   Other liabilities                                     12,395         8,786

     Total liabilities                               $1,501,639    $1,489,469
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     March 31,     December 31,
                                                     1995          1994

Shareholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                  0             0

   Common stock par value $2.00 per
     share, authorized 20,000,000 shares:
     issued March 31, 1995 - 15,663,660
     shares; issued December 31,
     1994-15,610,408 shares                              31,327        31,221

   Capital surplus                                       52,960        52,137
   Retained earnings                                     88,207        84,766
   Unrealized (loss) on AFS securities, net              (3,276)       (6,689)

       Total shareholders' equity                       169,218       161,435

Total liabilities and
   shareholders' equity                              $1,670,857    $1,650,904

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                             (Unaudited)
                                             For the Three Months Ended
                                             March 31,         March 31,
                                             1995              1994
Interest income
 Loans held to maturity:
 Interest and fees                           $ 22,333          $ 19,108
 Loans available for sale:
   Interest and fees                              223               280

   Total loan interest income                  22,556            19,388

 Securities held to maturity:
   Taxable interest income                      3,607             2,961
 Interest income exempt from
     Federal income taxes                         513               559

 Securities available for sale:
   Taxable interest income                      3,463             3,680
   Dividend income                                 84               125
    Total security interest income              7,667             7,325

 Interest on federal funds sold
   and securities purchased
   under agreements to resell                     617               620
 Interest on deposits in banks                     11                19

   Total interest income                       30,851            27,352

Interest expense:
 Interest on deposits                          11,905            10,628
 Interest on short-term
   borrowings                                     350               195
 Interest on long-term debt                        58                 0

   Total interest expense                      12,313            10,823

   Net interest income                         18,538            16,529

Provision for loan losses                         265               659

 Net interest income after
   provision for loan losses                   18,273            15,870
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)
                                             (Unaudited)
                                             For the Three Months Ended
                                             March 31,         March 31,
                                             1995              1994
Other Income:
Commissions and fees from
 fiduciary activities                        $   436           $   376
Service charges on deposit accounts            1,420             1,345
Credit card fees                                 641               420
Fees for other customer services                 259               482
Other operating income                           932             1,350
Profits on securities available
   for sale                                        7               615
Investment securities gains, net                   8                63

   Total other income                          3,703             4,651

Other Expenses:
 Salaries and employee benefits                7,002             6,682
 Net occupancy expense of premises               996               967
 Furniture and equipment expense                 903               983
 Deposit insurance                               805               787
 Credit card expense                             353               352
 Other operating expense                       3,278             3,191

   Total other expense                        13,337            12,962

    Income before income tax
      expense                                  8,639             7,559

    Income tax expense                         2,857             2,567

    Net income                               $ 5,782           $ 4,992

Earnings per average share:
 (1995 - 15,621,337 shares;
  1994 - 15,639,803 shares)

Net income per share                         $ 0.37            $ 0.32

Dividends per share                          $ 0.15            $ 0.12

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1995
AND 1994 (000 Omitted)
                                                              Unrealized
                                                              Gain
                                                              (Loss) on
                                                              Securities
                             Common    Capital    Retained    Available
                             Stock     Surplus    Earnings    for Sale-Net     Total
Balances:
January 1, 1994              $30,512   $47,277    $79,477                      $157,266

Net income                                          4,992                         4,992
Cash dividends                                     (1,946)                       (1,946)
Issuance of authorized
common stock:
 Dividend reinvestment
  plan                            55       358                                      413
 Stock options                     6        18                                       24
 Stock options under
  non-variable
  compensatory plan                        211                                      211
 Market value adjusted
  net of income taxes                                             703               703

Balances:
March 31, 1994               $30,573   $47,864    $82,523     $   703          $161,663


Balances:
January 1, 1995              $31,221   $52,137    $84,766     $(6,689)         $161,435

Net Income                                          5,782                         5,782
Cash dividends                                     (2,341)                       (2,341)
Acquisition of common
 stock                           (89)     (637)                                    (726)
Issuance of authorized
 common stock:
  Dividend reinvestment
  plan                            72       491                                      563
  Stock options                   24        61                                       85
  Stock options under
   non-variable
   compensatory plan                       207                                      207
  Sale of common stock            24       176                                      200
  Employee stock
   ownership plan                 75       525                                      600
  Market value adjustment,
   net of income tax                                            3,413             3,413

Balances:
March 31, 1995               $31,327   $52,960    $88,207     $(3,276)         $169,218

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                           (Unaudited)
                                                           Consolidated for the
                                                           Three Months Ended
                                                           March 31,     March 31,
                                                           1995          1994
Cash Flows From Operating Activities
 Net income                                                $  5,782      $  4,992
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                 617           733
  Provision for loan losses                                     265           659
  Profits on securities available for sale                       (7)         (615)
  Profits on securities held to maturity                         (8)          (63)
  (Increase) decrease in other assets                        (6,356)          469
  Increase in other liabilities                               3,403         1,151

  Net cash provided by operating activities                   3,696         7,326

Cash Flows From Investing Activities
 (Increase) decrease in interest-bearing
  deposits in other bank                                        (47)        1,504
 Proceeds from maturities and calls
  of available for sale securities                           11,085        24,805
 Purchase of securities available
  for sale                                                   (5,124)      (56,598)
 Proceeds from maturities of investment
  securities                                                 15,240        24,881
 Purchase of investment securities                           (5,427)         (324)
 Decrease in federal funds sold and
  securities purchased under agreements
  to resell                                                 (35,673)      (17,605)
 Net (increase) decrease in loans                             4,275        (2,068)
 Purchases of bank premises and equipment                    (1,120)         (808)
 Proceeds from sale of other real estate                     (1,860)          --

   Net cash (used in) investing activities                  (18,651)      (26,213)

Cash Flows From Financing Activities
 Net increase (decrease) in noninterest
  -bearing and interest-bearing demand
  deposits and savings accounts                             (43,785)       17,120
 Net increase (decrease) in certificates
  of deposit                                                 55,203          (582)
 Dividends paid                                              (2,341)       (1,946)
 Increase (decrease) in other short-term
  borrowings                                                 (3,264)        7,861
 Increase in long-term debt                                     407            --
 Acquisition of common stock                                   (726)           --
 Net proceeds from issuance of common stock                   1,861           859

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                        (Unaudited)
                                                        Consolidated for the
                                                        Three Months Ended
                                                        March 31,    March 31,
                                                        1995         1994

Net cash provided by financing activities               $  7,355     $ 23,312

  Increase (decrease) in cash and
    cash equivalents                                    $ (7,600)    $  4,425

Cash and Cash Equivalents
 Beginning                                                78,211       64,836
 Ending                                                 $ 70,611     $ 69,261

Supplemental Disclosures of Cash Flows
Information
 Cash payments for:
 Interest paid to depositors                            $ 11,905     $ 12,118
 Interest paid on other short-term
  borrowings                                                 350          195

                                                        $ 12,255     $ 12,313


 Income taxes                                           $     10     $     61


Supplemental Schedule of Noncash Investing
and Financing Activities
 Issuance of stock options under
 nonvariable compensatory plan:
  1995 - 26,000 shares;
  1994 - 26,000 shares                                  $    207     $    211


 Loan balances transferred to foreclosed
  properties                                            $  5,532     $  1,315

 Market value adjustment available for
  sale securities                                       $  3,413     $    703


See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994

l. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and December 31, 1994, and the results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1994.

2. The results of operations for the three-month periods ended March 31, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

3. The Corporation's amortized cost and market value of the securities being held to maturity as of March 31, 1995, are as follows:

                                 March 31, 1995 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and Agencies                    $226,702     $1,019       ($6,186)     $221,535
Corporate securities                1,474         14           (36)        1,452
Obligations of states and
 political subdivisions            37,136        713          (573)       37,276
                                 $265,312     $1,746       ($6,795)     $260,263

The Corporation's amortized cost and market value of the available for sale securities as of March 31, 1995, are as follows:

                                 March 31, 1995 (000 omitted)
                                 Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $208,413     $  990       ($6,192)     $203,211
Corporate securities                6,587        225           (41)        6,771
Other                               7,314          3             0         7,317
                                 $222,314     $1,218       ($6,233)     $217,299
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994

4.  The Corporation's loan portfolio is composed of the following:

                                               March 31,        December 31,
                                               1995             1994
                                               (000 Omitted)
Loans - held to maturity(HTM):
Commercial, financial and
  agricultural                                 $ 115,230        $ 118,954
Real estate-construction                          33,361           32,887
Real estate-mortgage                             688,972          675,895
Installment loans to individuals                 140,100          148,777
Total loans - HTM                              $ 977,663        $ 976,513

Loans - available for sale(AFS):
Real estate-construction                           7,467            7,255

Total loans - AFS                                  7,467            7,255


Total loans                                      985,130          983,768
Less: Unearned income                             (5,973)          (5,836)
Allowance for loan losses                        (15,330)         (15,097)

Loans, net                                     $ 963,827        $ 962,835

The Company had $11,900,000 in loans on a non-accrual category at March 31, 1995.

5.  Reserve for Loan Losses:

                                               March 31,        December 31,
                                               1995             1994
                                               (000 Omitted)
Balance at January 1                           $  15,097        $  13,683
Provision charged to operating expense               265            2,587
Recoveries added to the reserve                      286              728
Loan losses charged to the reserve                  (318)          (1,901)

Balance at end of period                       $  15,330        $  15,097

6.  Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the three-month periods ended March 31, 1995 and 1994 were 15,621,337 shares and 15,639,803 shares, respectively.

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994


7. On February 7, 1994, PNB Financial Corporation ("PNB"), Warrenton, Virginia, and F & M National Corporation ("F&M") entered into a Definitive Agreement and Plan of Reorganization, and related Plan of Merger, which provided for the affiliation of PNB with F&M. The offer has been approved by regulatory authorities and shareholders of PNB. The merger entitled shareholders of PNB to receive, in a tax-free exchange, shares of F&M common stock having an aggregate market value of $41.15 for each share of PNB. The merger became effective on July 1, 1994.

8. On March 8, 1994, Hallmark Bank & Trust Company ("Hallmark"), Springfield, Virginia, and F & M entered into a Definitive Agreement and Plan of Reorganization, and related Plan of Share Exchange, which provided for the affiliation of Hallmark with F&M. The offer was subject to the approval of regulatory authorities and shareholders of Hallmark. The share exchange entitled shareholders of Hallmark to receive, in a tax-free exchange, shares of F&M common stock having an aggregate market value of $11.13 for each share of Hallmark. The share exchange became effective on July 1, 1994.

9. On November 18, 1994, Bank of the Potomac, Herndon, Virginia, and the Corporation entered into a Definitive Agreement and Plan of Reorganization which provided for the affiliation of Bank of the Potomac with F&M National Corporation. The offer was subject to the approval of regulatory authorities and shareholders of Bank of the Potomac. Under the terms of the Agreement, F&M National Corporation would exchange the number of its shares of common stock whose aggregate market value as of the date of closing equaled 1.75 times the book value per share of Bank of the Potomac common stock at the month end immediately preceding the effective date of the share exchange (March 31, 1995). The share exchange was intended to qualify as a tax-free exchange and be accounted for as a pooling of interests. The share exchange became effective on April 6, 1995, with an exchange of 872,187 shares of F&M National Corporation common stock.

10. On January 11, 1995, Farland Investment Management, Inc. (Farland) and F&M National Corporation entered into a Plan of Merger. The transaction, subject to the approval of regulatory authorities, entitled the shareholders of Farland Investment to receive 11,980 shares of F&M National Corporation common stock. The merger became effective on March 17, 1995.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F & M National Corporation and Subsidiaries as of March 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of F & M National Corporation and Subsidiaries as of December 31, 1994, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




/s/
YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
May 10, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F & M" or the "Corporation").

On July 1, 1994, PNB Financial Corporation, Warrenton, Virginia, ("PNB") became a wholly-owned subsidiary of the Corporation with a tax-free exchange of 1,193,623 shares of F & M common stock having an equivalent aggregate market value of $41.15 for each share of PNB. The merger of PNB has been accounted for as a pooling of interests and, therefore, all financial statements have been restated to reflect the merger.

On July 1, 1994, Hallmark Bank & Trust Company, Springfield, Virginia ("Hallmark"), became a wholly-owned subsidiary of the Corporation with a tax-free exchange of 1,107,846 shares of F & M common stock having an equivalent aggregate market value of $11.13 for each share of Hallmark. The share exchange of Hallmark has been accounted for as a pooling of interests and, therefore, all financial statements have been restated to reflect the share exchange.

On September 1, 1994, the Company paid a 2.5 percent stock dividend with the issuance of 378,940 shares of common stock.

F&M Bank-Broadway was merged into F&M Bank-Massanutten on January 20,
1995.

The Company acquired Farland Investment Management, Inc., through the exchange of 11,980 shares of F&M common stock on March 17, 1995.


FINANCIAL CONDITION

Total assets on March 31, 1995, amounted to $1.671 billion, up $23.0 million or 1.4% from $1.648 billion at March 31, 1994. Total assets at December 31, 1994, were $1.651 billion. For the first three months 1995, total assets averaged $1.671 billion, 1.4% above the first three-months 1994 average of $1.648 billion.

Total loans, net of unearned income, amounted to $979.2 million at March 31, 1995, an increase of $48.3 million (5.2%) from $930.9 million at March 31, 1994. At December 31, 1994, total loans, net were $977.9 million. Total loans (net) as a percent of total assets were 58.6% at March 31, 1995, as compared to 56.5% at March 31, 1994, and 59.2% at December 31, 1994. Net loan volume for the first three months 1995 was $1.2 million as compared to $1.9 million for the first three months 1994.

On March 31, 1995, the securities portfolio totalled $482.6 million, which was $8.6 million (-1.8%) lower than the year before and $12.3 million (-2.5%) lower than at December 31, 1994. The lower outstanding balance in the securities portfolio was a result of to improved loan demand, thereby utilizing investable funds in higher yielding investments. Federal funds sold and securities purchased under agreements to resell were $73.7 million on March 31, 1995, $35.7 million (93.9%) higher than $38.0 million outstanding at December 31, 1994. The large increase in federal funds sold is the result of a special short-term time deposit promotion. It is anticipated that as loan demand and securities yields improve, funds will be invested in these higher yielding investments.

Financial Accounting Standards Board Pronouncement #115 effective January 1, 1994, requires the Corporation to show the effect of market changes in the value of securities available for sale (AFS). The market value of AFS securities at March 31, 1995, was $217.3 million as compared to $219.8 million at year end 1994. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes is reflected as a new line in Stockholders' Equity which was $-3.3 million at March 31, 1995, which has improved from year end 1994 by $-6.7 million. The decline in the market value of available for sale securities below book value is a temporary market condition as a result of the inverse relationship of loan rates versus bond rates. Loan rates have increased in 1994, thereby causing bond portfolio yields to decline. First quarter 1995 market loan rates have decreased slightly, consequentially causing bond yields to improve. The loss in the AFS securities portfolio is due to interest rate fluctuations only and not a result of re-ratings or down-grading of securities.

Total deposits increased $16.1 million (1.1%) to $1.453 billion at March 31, 1995, compared to one year earlier. At December 31, 1994, total deposits were $1.441 billion. F&M offers attractive, yet competitive rates, that have contributed to the increase in deposits.

Long-term debt of $3.5 million consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low income housing.


RESULTS OF OPERATIONS

Net income for the first three months of 1995 amounted to $5.782 million, increasing $790 thousand or 15.8% from $4.992 million for the first three months of 1994. The principal reason for the increase in earnings was an increase in yield on interest-earning assets which increased 97 basis points to 8.16% for the first quarter 1995 from 7.19% for the first three months 1994.

Return on average assets was 1.40% for the first three months of 1995, compared with 1.22% for the same period in 1994 and 1.22% for the year 1994. F&M's return on average equity was 13.79% for the first three months of 1995 and 12.50% for the year 1994. Return on average equity was 12.42% for the first three months 1994.




Net interest income totalled $18.538 million for the first three months of 1995, a $2.009 million (12.2%) increase over F&M's performance for the first three months of 1994. The net interest margin for the first three months 1995 was 4.90%, up 55 basis points from 4.35% for the first three months of 1994. The increase in net interest margin is the result of increases in the prime interest rate affecting adjustable rate loans.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $26.974 million at March 31, 1995, a decrease of $3.027 million (10.1%) from $30.001 million at December 31, 1994. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at March 31, 1995, were $12.3 million, or 1.26% of total loans, compared to $19.0 million, or 1.93% of total loans at December 31, 1994.
Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $1.6 million at December 31, 1994, and also $1.7 million at March 31, 1995.

Foreclosed properties consists of 26 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At March 31, 1995, foreclosed properties were $14.7 million as compared to $11.0 million at December 31, 1994. During the first quarter 1995, the Company acquired through foreclosure approximately 1,000 acres of real estate located in Jefferson County, West Virginia, valued in excess of $4 million. The Company intends to market this property and dispose of it as expediently as possible. The Company does not expect to realize any material loss in the final disposition of this or any of its foreclosed property.

The allowance for loan losses has increased to $15.3 million at March 31, 1995, as compared to $15.1 million at year end 1994. The allowance for loan losses increased $233 thousand in the first three months 1995 as compared to $461 thousand for the first three months 1994. The decrease in the allowance for loan losses was a result of improvement in credit quality of the loan portfolio.

Total noninterest income decreased $948 thousand or -20.4% from $4.651 million for the first three months of 1994 to $3.703 million for the first three months of 1995. For the first three months 1995, gains on securities available for sale were $15 thousand or 0.4% of total noninterest income, whereas, for the first three months of 1994 securities gains were $678 thousand or 14.6% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the corporation and/or conditions dictate additional liquidity is desirable. Credit card fees were $641 thousand for the first quarter 1995, up $221 thousand (52.6%) over the first quarter 1994 as a result of a marketing effort to attract new credit card customers. Other operating income decreased $418 thousand, down from $1.350 million for the first three months 1994 to $932 thousand for the first three months of 1995. Other operating income consists of other fees and charges that have decreased due to a change in the mix of charges for transactions.

Total noninterest expenses increased $375 thousand or 2.9% from $12.962 million for the first three months 1994 to $13.337 million for the first three months 1995. Salary expense increased $320 thousand or 4.8% from $6.682 million for the first three months 1994 to $7.002 million for the first three months 1995 as a result of normal increases in salaries and benefits. The cost of net occupancy expense has increased $29 thousand (3.0%) from $967 thousand for the first three months of 1994 to $996 thousand for the first three months of 1995, as a result of adding additional branch offices. Furniture and equipment expense has decreased $80 thousand (-8.1%) from $983 thousand for the first three months 1994 to $903 thousand for the first three months 1995, which reflects a decrease in the acquisition of new furniture and equipment. As total bank deposits increase, the cost of deposit insurance will continue to increase. Deposit insurance was $805 thousand for the first three months of 1995, up $18 thousand (2.3%) from $787 thousand for the same period 1994.

Income taxes increased $290 thousand (11.3%) from $2.567 million for the first three months of 1994 to $2.857 million for the first three months of 1995. The increase in income taxes is the result of greater amounts of income subject to income taxes.


ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans which has a positive impact on net income.

Total loan charge-offs less recoveries, amounted to $32 thousand for the first three months of 1995, representing a ratio of net charge-offs to total average loans, net of unearned income, of 0.01%, annualized. This compares to 1994 twelve-month net charge-offs of $1.173 million, or 0.12% of average loans.

As of March 31, 1995, loans on a non-accrual basis amounted to $11.9 million, or 1.21% of total loans, net of unearned discount and loans 90 days or more past due and still accruing totaled $1.722 million, or 0.17% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At March 31, 1995, the potential problem loans included 11 lending relationships with principal balances in excess of $500,000. Those lending relationships had an aggregate principal balance outstanding of $13.0 million.


LIQUIDITY

Liquidity requirements are measured by the need to meet deposit withdrawals, fund loans, maintain reserve requirements and operate the organization. To meet its liquidity needs, F&M maintains cash reserves and has an adequate flow of funds from maturing loans, investment securities, and short-term investments. In addition, F&M's affiliate banks have the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. F&M considers its sources of liquidity to be ample to meet its estimated needs.


CAPITAL RESOURCES

F&M's strong capital position provides the resources and flexibility for anticipated growth.

F&M's risk-based capital position at March 31, 1995 was $167.3 million, or 16.5% of risk-weighted assets, for Tier I capital and $179.9 million, or 17.8% for total risk based capital.

Tier I capital consists primarily of common shareholders' equity, while total risk-based capital adds the allowance for loan losses to Tier I. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%.

FORM 10-Q   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Registrant or any of its subsidiaries, directors or officers is a party or by which they, or any of them, are threatened. All legal proceedings presently pending or threatened against F & M and its subsidiaries involve routine litigation incidental to the business of the Company or the subsidiary involved and are either not material in respect to the amount in controversy or fully covered by insurance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

      (1)  Underwriting agreement - not applicable.

      (2)  Plan of Acquisition, Reorganization, Arrangement,
           Liquidation, or Succession - not applicable.

      (3)(i)   Articles of Incorporation as amended April 25, 1995
               (filed herewith).

      (4)  Instruments Defining the Rights of Security Holders
           Including Indentures - not applicable.

     (11)  Statement re Computation of Per Share Earnings.

           Incorporated herein by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1994, filed with the Commission on March 27, 1995, under Exhibit 11.

     (15) Letter re Unaudited Interim Financial Information - not applicable.

     (16)  Letter re change in certifying accountant - not applicable.

     (17)  Letter re director resignation - not applicable.

     (22) Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable.

     (23)  Consent of Experts and Counsel - not applicable.

     (24)  Power of Attorney - not applicable.

     (27)  Financial Data Schedules - Included herein as Exhibit 27.

     (99)  Additional Exhibits - None.

(b).  REPORTS ON FORM 8-K.

      1.  Date of Report.      April 12, 1995.
          Item(s) Reported.    The filing of Form 8-K as Item 2. relative
                               to the consummation of the acquisition and share exchange of Bank of the Potomac, Herndon, Virginia, with the Registrant.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


F & M NATIONAL CORPORATION


/s/
Jack R. Huyett, President, Chief Administrative Officer


/s/
Alfred B. Whitt
Senior Vice President, Secretary, Senior Financial Officer



Date:  May 12, 1995