Form 10-Q/A
period 1995-03-31
F&M NATIONAL CORP
filed 1995-05-18
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q/A

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


BY: /s/
    Alfred B. Whitt, Senior Vice President and Secretary
    F & M National Corporation

Date:  May 18, 1995