Form 10-Q
period 1995-06-30
F&M NATIONAL CORP
filed 1995-08-11
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549


                                      FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995                Commission File No. 0-5929


                             F & M NATIONAL CORPORATION
               (Exact name of registrant as specified in its charter)


Commonwealth of Virginia                           54-0857462
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification Number)

38 Rouss Avenue, Winchester, Virginia              22601
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:  540-665-4200


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

Yes  X                    No



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

                                  16,544,980 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     June 30,      December 31,
                                                     1995          1994
Assets:
   Cash and due from banks                           $   84,964    $   80,283
   Interest-bearing deposits in other banks                 316           229
   Securities-held to maturity(market value
     June 30, 1995-$291,051;
     December 31, 1994, $281,325)                       288,478       293,459
   Securities - available for sale
                (market value)                          222,490       221,029

   Federal funds sold and securities
     purchased under agreements to resell                82,885        42,035

   Loans - held to maturity                           1,019,062     1,007,895
   Loans - available for sale                             7,720         7,255
     Unearned income                                     (6,222)       (5,926)

       Loans (net of unearned income)                 1,020,560     1,009,224
     Allowance for loan losses                          (15,316)      (15,463)

       Net loans                                      1,005,244       993,761

   Bank premises and equipment, net                      32,908        32,112
   Other assets                                          46,556        45,585

     Total assets                                    $1,763,841    $1,708,493


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits:
     Non-interest bearing                            $  228,504    $  230,678
     Interest bearing                                 1,303,013     1,260,394
       Total deposits                                 1,531,517     1,491,072

   Federal funds purchased and securities
     sold under agreements to repurchase                 10,756        16,474

   Federal Home Loan Bank advance                         2,335           875

   Other short-term borrowings                           17,690        18,948
   Long-term debt                                         3,731         3,194
   Other liabilities                                     13,531         8,941

       Total liabilities                             $1,579,560    $1,539,504
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     June 30,      December 31,
                                                     1995          1994

Shareholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                  0             0

   Common stock par value $2.00 per
     share, authorized 20,000,000 shares:
     issued June 30, 1995 - 15,663,660
     shares; issued December 31,
     1994-15,610,408 shares                              33,090        32,966

   Capital surplus                                       57,841        56,892
   Retained earnings                                     92,683        85,914
   Unrealized gain (loss) on
     AFS securities, net                                    667        (6,783)

       Total shareholders' equity                       184,281       168,989

Total liabilities and
   shareholders' equity                              $1,763,841    $1,708,493

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                        (Unaudited)               (Unaudited)
                                        For the Six               For the
                                        Months Ended              Quarter Ended
                                        June 30,                  June 30,
                                        1995        1994          1995        1994
Interest income
 Loans held to maturity:
  Interest and fees                     $ 46,824    $ 40,381      $ 23,738    $ 20,628
 Loans available for sale:
  Interest and fees                          472         517           249         237

   Total loan interest income             47,296      40,898        23,987      20,865

 Securities held to maturity:
  Taxable interest income                  7,760       5,894         3,919       2,739
  Interest income exempt from
    Federal income taxes                   1,016       1,149           498         585

 Securities available for sale:
  Taxable interest income                  6,908       8,291         3,436       4,593
  Dividend income                            197          80           110         (48)
   Total security interest income         15,881      15,414         7,963       7,869

 Interest on federal funds sold
  and securities purchased
  under agreements to resell               1,769       1,464         1,127         823
 Interest on deposits in banks                18          30             7          11

  Total interest income                   64,964      57,806        33,084      29,568

Interest expense:
 Interest on deposits                     26,131      22,176        13,847      11,219
 Interest on short-term
  borrowings                                 671         427           321         232
 Interest on long-term debt                  127          10            69          10

  Total interest expense                  26,929      22,613        14,237      11,461

  Net interest income                     38,035      35,193        18,847      18,107

Provision for loan losses                    474       1,136           197         468

 Net interest income after
  provision for loan losses               37,561      34,057        18,650      17,639
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                        (Unaudited)               (Unaudited)
                                        For the Six               For the
                                        Months Ended              Quarter Ended
                                        June 30,                  June 30,
                                        1995        1994          1995        1994
Other Income:
 Commissions and fees from
  fiduciary activities                  $   886     $   795       $   450     $   418
 Service charges on deposit
  accounts                                2,931       2,808         1,477       1,433
 Credit card fees                         1,269       1,041           628         621
 Fees for other customer services           501         270           221         177
 Other operating income                   2,304       2,678         1,362         915
 Profits on securities available
  for sale                                  339         683           331         620
 Investment securities gains, net            17          21            10        (594)

   Total other income                     8,247       8,296         4,479       3,590

Other Expenses:
 Salaries and employee benefits          14,586      14,045         7,361       7,149
 Net occupancy expense of
  premises                                1,982       1,942           925         914
 Furniture and equipment expense          1,935       2,085         1,013       1,067
 Deposit insurance                        1,664       1,669           832         857
 Credit card expense                        757         891           404         539
 Other operating expense                  7,496       6,947         4,090       3,615

   Total other expense                   28,420      27,579        14,625      14,141

    Income before income tax
      expense                            17,388      14,774         8,504        7,088

    Income tax expense                    5,793       5,060         2,878        2,462

    Net income                          $11,595     $ 9,714       $ 5,626     $  4,626

Earnings per average share:
 (1995 - 16,514,198 shares;
  1994 - 16,519,554 shares)

 Net income per share                   $ 0.70      $ 0.59        $ 0.34      $ 0.28

 Dividends per share                    $ 0.29      $ 0.25        $ 0.15      $ 0.13




See Accompanying Notes to Consolidated Financial Statements
/TABLE

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (000
Omitted)
                                                               Unrealized
                                                               Gain
                                                               (Loss) on
                                                               Securities
                              Common    Capital    Retained    Available
                              Stock     Surplus    Earnings    for Sale-Net     Total
Balances:
January 1, 1994               $32,256   $52,033    $80,205                      $164,494

Net income                                           9,714                         9,714
Cash dividends                                      (4,052)                       (4,052)
Acquisition of common
  stock                           (60)     (433)                                    (493)
Issuance of authorized
common stock:
  Dividend reinvestment
   plan                           115       741                                      856
  Stock options                     6        18                                       24
  Stock options under
   non-variable
   compensatory plan                        211                                      211
  Market value adjusted
   net of income taxes                                          (2,605)           (2,605)

Balances:
June 30, 1994                 $32,317   $52,570    $85,867     $(2,605)         $168,149


Balances:
January 1, 1995               $32,966   $56,892    $85,914     $(6,783)         $168,989

Net Income                                          11,595                        11,595
Cash dividends                                      (4,826)                       (4,826)
Acquisition of common
  stock                          (144)   (1,049)                                  (1,193)
Issuance of authorized
  common stock:
   Dividend reinvestment
    plan                          145       991                                    1,136
  Stock options                    24        99                                      123
   Stock options under
    non-variable
    compensatory plan                       207                                      207
   Sale of common stock            24       176                                      200
   Employee stock
    ownership plan                 75       525                                      600
   Market value adjustment,
    net of income tax                                            7,450             7,450

Balances:
June 30, 1995                 $33,090   $57,841    $92,683     $   667          $184,281

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                            (Unaudited)
                                                            Consolidated for the
                                                            Six Months Ended
                                                            June 30,      June 30,
                                                            1995          1994
Cash Flows From Operating Activities
  Net income                                                $ 11,595      $  9,714
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                               1,279         2,159
THREE5                                                                    Provision for
loan losses                                                      474         1,136
   Profits on securities available for sale                     (339)         (683)
   Profits on securities held to maturity                        (17)          (21)
   (Increase) decrease in other assets                         5,198         5,075
   Increase in other liabilities                               4,383           603

   Net cash provided by operating activities                  22,573        17,983

Cash Flows From Investing Activities
  (Increase) decrease in interest-bearing
   deposits in other bank                                        (87)        1,936
  Proceeds from maturities and calls
   of available for sale securities                           29,079        41,935
  Purchase of securities available
   for sale                                                  (22,751)      (32,225)
  Proceeds from maturities of investment
   securities                                                 28,007        28,813
  Purchase of investment securities                          (23,009)      (67,438)
  (Increase) decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                 (40,850)        9,978
  Net (increase) in loans                                    (17,907)      (31,606)
  Purchases of bank premises and equipment                    (2,294)       (2,010)

    Net cash (used in) investing activities                  (49,812)      (50,617)

Cash Flows From Financing Activities
  Net increase (decrease) in noninterest-
   bearing and interest-bearing demand
   deposits and savings accounts                             (40,200)       26,759
  Net increase in certificates
   of deposit                                                 80,645         7,696
  Dividends paid                                              (4,826)       (4,052)
  Increase (decrease) in other short-term
   borrowings                                                 (5,516)        4,009
  Increase in long-term debt                                     537            --
  Acquisition of common stock                                 (1,193)         (493)
  Net proceeds from issuance of common stock                   2,473           880

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                         (Unaudited)
                                                         Consolidated for the
                                                         Six Months Ended
                                                         June 30,     June 30,
                                                         1995         1994

Net cash provided by financing activities                $ 31,920     $ 34,799

   Increase in cash and
     cash equivalents                                    $  4,681     $  2,165

Cash and Cash Equivalents
  Beginning                                                80,283       66,770
  Ending                                                 $ 84,964     $ 68,935

Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
  Interest paid to depositors                            $ 27,263     $ 23,323
  Interest paid on other short-term
   borrowings                                                 671          215

                                                         $ 27,934     $ 23,538


  Income taxes                                           $  3,105     $  5,819


Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1995 - 26,000 shares;
   1994 - 26,000 shares                                  $    207     $    211


  Loan balances transferred to foreclosed
   properties                                            $  5,950     $  6,674

  Market value adjustment available for
   sale securities                                       $  7,450     $ (2,605)


See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

l. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and December 31, 1994, and the results of operations and changes in cash flows for the six months ended June 30, 1995 and 1994. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1994.

2. The results of operations for the six-month periods ended June 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

3. The Corporation's amortized cost and market value of securities being held to maturity as of June 30, 1995, are as follows:

                                 June 30, 1995 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and Agencies                    $251,094     $4,003       ($2,227)     $252,870
Corporate securities                1,471         53           (22)        1,502
Obligations of states and
 political subdivisions            35,913        778           (12)       36,679
                                 $288,478     $4,834       ($2,261)     $291,051

The Corporation's amortized cost and market value of the available for sale securities as of June 30, 1995, are as follows:

                                 June 30, 1995 (000 omitted)
                                 Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $207,571     $2,992       ($2,032)     $208,531
Corporate securities                6,517         71           (14)        6,574
Other                               7,337         50            (2)        7,385
                                 $221,425     $3,113       ($2,048)     $222,490
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

4.  The Corporation's loan portfolio is composed of the following:

                                               June 30,         December 31,
                                               1995             1994
                                               (000 Omitted)
Loans - held to maturity(HTM):
Commercial, financial and
  agricultural                                 $  125,539       $  125,442
Real estate-construction                           36,845           26,133
Real estate-mortgage                              714,289          706,383
Installment loans to individuals                  142,389          149,937
Total loans - HTM                              $1,019,062       $1,007,895

Loans - available for sale(AFS):
Real estate-construction                            7,720            7,255

Total loans - AFS                                   7,720            7,255

Total loans                                     1,026,782        1,015,150
Less: Unearned income                              (6,222)          (5,926)
      Allowance for loan losses                   (15,316)         (15,463)

Loans, net                                     $1,005,244       $  993,761

The Company had $12,416,000 in loans on a non-accrual category at June 30, 1995.

5.  Reserve for Loan Losses:

                                               June 30,         December 31,
                                               1995             1994
                                               (000 Omitted)
Balance at January 1                           $  15,463        $  14,040
Provision charged to operating expense               474            2,535
Recoveries added to the reserve                      563              817
Loan losses charged to the reserve                (1,184)          (1,929)

Balance at end of period                       $  15,316        $  15,463

6.  Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the six-month periods ended June 30, 1995 and 1994 were 16,514,198 shares and 16,519,554 shares, respectively.

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994


7. On February 7, 1994, PNB Financial Corporation ("PNB"), Warrenton, Virginia, and F & M National Corporation ("F&M") entered into a Definitive Agreement and Plan of Reorganization, and related Plan of Merger, which provided for the affiliation of PNB with F&M. The offer has been approved by regulatory authorities and shareholders of PNB. The merger entitled shareholders of PNB to receive, in a tax-free exchange, shares of F&M common stock having an aggregate market value of $41.15 for each share of PNB. The merger became effective on July 1, 1994.

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

10.  On January 11, 1995, Farland Investment Management, Inc.
(Farland) and F&M National Corporation entered into a Plan of Merger. The transaction, which was approved by regulatory authorities, entitled the shareholders of Farland Investment to receive 11,980 shares of F&M National Corporation common stock. The merger became effective on March 17, 1995.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F & M National Corporation and Subsidiaries as of June 30, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

Winchester, Virginia
August 10, 1995

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

F&M Bank-Broadway was merged into F&M Bank-Massanutten on January 20,
1995.

The Company acquired Farland Investment Management, Inc., through the exchange of 11,980 shares of F&M common stock on March 17, 1995.

On April 6, 1995, Bank of the Potomac ("Potomac"), Herndon, Virginia, became a wholly-owned subsidiary of the Corporation with a tax-free exchange of 872,187 shares of F&M common stock for all of the outstanding shares of Potomac. The share exchange of Potomac has been accounted for as a pooling of interests and, therefore, all financial statements have been restated to reflect the share exchange.


FINANCIAL CONDITION

Total assets on June 30, 1995, amounted to $1.764 billion, up $50 million or 3.0% from $1.713 billion at June 30, 1994. Total assets at December 31, 1994, were $1.708 billion. For the first six months 1995, total assets averaged $1.725 billion, 1.0% above the first six-months 1994 average of $1.708 billion.

Total loans, net of unearned income, amounted to $1.021 billion at June 30, 1995, an increase of $36.4 million (3.7%) from $984.1 million at June 30, 1994. At December 31, 1994, total loans, net, were $1.009 billion. Total loans (net) as a percent of total assets were 57.9% at June 30, 1995, as compared to 58.1% at June 30, 1994, and 59.1% at December 31, 1994. Net loan volume for the first six months 1995 was $11.3 million as compared to $24.7 million for the first six months 1994.

On June 30, 1995, the securities portfolio totalled $511.0 million, which was $18.9 million (-3.6%) lower than the year before and $3.5 million (-0.7%) lower than at December 31, 1994. The lower outstanding balance in the securities portfolio was a result, in part, of improved loan demand, thereby utilizing investable funds in higher yielding investments. Federal funds sold and securities purchased under agreements to resell were $82.9 million on June 30, 1995, $40.9 million (97.4%) higher than $42.0 million outstanding at December 31, 1994. The large increase in federal funds sold is the result of a special short-term time deposit promotion. It is anticipated that as loan demand and securities yields improve, funds will be invested in these higher yielding investments.

Financial Accounting Standards Board Pronouncement #115 effective January 1, 1994, requires the Corporation to show the effect of market changes in the value of securities available for sale (AFS). The market value of AFS securities at June 30, 1995, was $222.5 million as compared to $221.0 million at year end 1994. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes, is reflected as a line in Stockholders' Equity which was $667 thousand at June 30, 1995, which has improved from year end 1994 $-6.8 million. The year end 1994 decline in the market value of available for sale securities below book value was a temporary market condition as a result of the inverse relationship of loan rates versus bond rates. Loan rates increased in 1994, thereby causing bond portfolio yields to decline. For the first six months 1995, market loan rates have decreased, consequentially causing bond yields to improve.

Total deposits increased $31.8 million (2.1%) to $1.532 billion at June 30, 1995, compared to one year earlier. At December 31, 1994, total deposits were $1.491 billion. F&M offers attractive, yet competitive rates, that have contributed to the increase in deposits.

Long-term debt of $3.7 million consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low income housing.


RESULTS OF OPERATIONS

Net income for the first six months of 1995 amounted to $11.595 million, increasing $1.881 million or 19.4% from $9.714 million for the first six months of 1994. The principal reason for the increase in earnings was an increase in yield on interest-earning assets which increased 88 basis points to 8.25% for the first six months 1995 from 7.37% for the first six months 1994.

Return on average assets was 1.34% for the first six months of 1995, compared with 1.14% for the same period in 1994 and 1.21% for the year 1994. F&M's return on average equity was 12.95% for the first six months of 1995 and 12.23% for the year 1994. Return on average equity was 11.55% for the first six months 1994.

Net interest income totalled $38.035 million for the first six months of 1995, a $2.842 million (8.1%) increase over F&M's performance for the first six months of 1994. The net interest margin for the first six months 1995 was 4.89%, up 40 basis points from 4.49% for the first six months of 1994. The increase in net interest margin is the result of increases in the prime interest rate affecting adjustable rate loans.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $26.871 million at June 30, 1995, a decrease of $3.130 million (-10.4%) from $30.001 million at December 31, 1994. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at June 30, 1995, were $12.4 million, or 1.21% of total loans, compared to
$21.2 million, or 2.10% of total loans at December 31, 1994.   Loans
past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $1.6 million at December 31, 1994, and also $3.2 million at June 30, 1995.

Foreclosed properties consists of 30 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At June 30, 1995, foreclosed properties were $14.1 million as compared to $11.0 million at December 31, 1994. During the first quarter 1995, the Company acquired through foreclosure approximately 1,000 acres of real estate located in Jefferson County, West Virginia, valued in excess of $4 million. The Company intends to market this property and dispose of it as expediently as possible. The Company does not expect to realize any material loss in the final disposition of this or any of its foreclosed property.

The allowance for loan losses was $15.3 million at June 30, 1995, as compared to $15.5 million at year end 1994. The allowance for loan losses decreased $2 thousand in the first six months 1995 as compared to $924 thousand increase for the first six months 1994. The decrease in the allowance for loan losses was a result of improvement in credit quality of the loan portfolio.

Total noninterest income decreased $49 thousand or -8.6% from $8.296 million for the first six months of 1994 to $8.247 million for the first six months of 1995. For the first six months 1995, gains on securities available for sale were $339 thousand or 4.1% of total noninterest income, whereas, for the first six months of 1994 securities gains were $683 thousand or 8.2% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the corporation and/or conditions dictate additional liquidity is desirable. Credit card fees were $1.269 million for the first six months 1995, up $228 thousand (21.9%) over the first six months 1994 as a result of a marketing effort to attract new credit card customers. Other operating income decreased $374 thousand, down from $2.678 million for the first six months 1994 to $2.304 million for the first six months of 1995. Other operating income consists of other fees and charges that have decreased due to a change in the mix of charges for transactions.

Total noninterest expenses increased $841 thousand or 3.1% from $27.579 million for the first six months 1994 to $28.420 million for the first six months 1995. Salary expense increased $541 thousand or 3.9% from $14.0 million for the first six months 1994 to $14.6 million for the first six months 1995 as a result of normal increases in salaries and benefits. The cost of net occupancy expense has increased $40 thousand (2.1%) from $1.942 million for the first six months of 1994 to $1.982 million for the first six months of 1995, as a result of adding additional branch offices. Furniture and equipment expense has decreased $150 thousand (-7.2%) from $2.085 million for the first six months 1994 to $1.935 million for the first six months 1995, which reflects a decrease in the acquisition of new furniture and equipment. As total bank deposits increase, the cost of deposit insurance will continue to increase. Deposit insurance was $1.664 million for the first six months of 1995, down $5 thousand (0.3%) from $1.669 million for the same period 1994.

Income taxes increased $733 thousand (14.5%) from $5.060 million for the first six months of 1994 to $5.793 million for the first six months of 1995. The increase in income taxes is the result of greater amounts of income subject to income taxes.


ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans which has a positive impact on net income.

Total loan charge-offs less recoveries, amounted to $621 thousand for the first six months of 1995, representing a ratio of net charge-offs to total average loans, net of unearned income, of 0.12%, annualized. This compares to 1994 twelve-month net charge-offs of $1.112 million, or 0.11% of average loans.

As of June 30, 1995, loans on a non-accrual basis amounted to $12.4 million, or 1.22% of total loans, net of unearned discount and loans 90 days or more past due and still accruing totaled $3.173 million, or 0.31% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At June 30, 1995, the potential problem loans included 10 lending relationships with principal balances in excess of $500,000. Those lending relationships had an aggregate principal balance outstanding of $13.6 million.


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

F&M's risk-based capital position at June 30, 1995 was $178.4 million, or 16.9% of risk-weighted assets, for Tier I capital and $191.6 million, or 18.2% for total risk based capital.

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

     (22) Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable.

     (23)  Consent of Experts and Counsel - not applicable.

     (24)  Power of Attorney - not applicable.

     (27)  Financial Data Schedules - Included herein as Exhibit 27.

     (99)  Additional Exhibits - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           None.

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



Date:  August 11, 1995