Form 10-Q
period 1995-09-30
F&M NATIONAL CORP
filed 1995-11-13
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549


                                      FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1995           Commission File No. 0-5929


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

                                  16,551,077 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     Sept. 30,     December 31,
                                                     1995          1994
Assets:
   Cash and due from banks                           $   73,143    $   80,283
   Interest-bearing deposits in other banks                 262           229
   Securities-held to maturity(market value
     September 30, 1995-$305,437;
     December 31, 1994, $281,325)                       302,403       293,459
   Securities - available for sale
                (market value)                          245,969       221,029

   Federal funds sold and securities
     purchased under agreements to resell                97,193        42,035

   Loans - held to maturity                           1,024,794     1,007,895
   Loans - available for sale                             6,728         7,255
     Unearned income                                     (6,441)       (5,926)

       Loans (net of unearned income)                 1,025,079     1,009,224
     Allowance for loan losses                          (15,374)      (15,463)

       Net loans                                      1,009,707       993,761

   Bank premises and equipment, net                      34,154        32,112
   Other assets                                          45,569        45,585

     Total assets                                    $1,808,400    $1,708,493


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits:
     Non-interest bearing                            $  231,446    $  230,678
     Interest bearing                                 1,335,527     1,260,394
       Total deposits                                 1,566,973     1,491,072

   Federal funds purchased and securities
     sold under agreements to repurchase                  9,535        16,474

   Federal Home Loan Bank advance                         2,435           875

   Other short-term borrowings                           22,406        18,948
   Long-term debt                                         3,510         3,194
   Other liabilities                                     15,509         8,941

       Total liabilities                             $1,620,368    $1,539,504
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     Sept. 30,     December 31,
                                                     1995          1994

Shareholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                  0             0

   Common stock par value $2.00 per
     share, authorized 20,000,000 shares:
     issued September 30, 1995 - 16,551,077
     shares; issued December 31,
     1994-16,482,595 shares                              33,103        32,966

   Capital surplus                                       57,852        56,892
   Retained earnings                                     96,133        85,914
   Unrealized gain (loss) on
     AFS securities, net                                    944        (6,783)

       Total shareholders' equity                       188,032       168,989

Total liabilities and
   shareholders' equity                              $1,808,400    $1,708,493

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                        (Unaudited)               (Unaudited)
                                        For the Nine              For the
                                        Months Ended              Quarter Ended
                                        Sept. 30,                 Sept. 30,
                                        1995        1994          1995        1994
Interest income
 Loans held to maturity:
  Interest and fees                     $ 70,898    $ 62,080      $ 24,074    $ 21,699
 Loans available for sale:
  Interest and fees                          727         749           255         232

   Total loan interest income             71,625      62,829        24,329      21,931

 Securities held to maturity:
  Taxable interest income                 11,948       9,233         4,188       3,339
  Interest income exempt from
    Federal income taxes                   1,455       1,696           439         547

 Securities available for sale:
  Taxable interest income                 10,406      12,218         3,498       3,927
  Dividend income                            275         151            78          71
   Total security interest income         24,084      23,298         8,203       7,884

 Interest on federal funds sold
  and securities purchased
  under agreements to resell               2,987       2,223         1,218         759
 Interest on deposits in banks                24          34             6           4

  Total interest income                   98,720      88,384        33,756      30,578

Interest expense:
 Interest on deposits                     40,757      33,572        14,626      11,396
 Interest on short-term
  borrowings                                 960         725           289         298
 Interest on long-term debt                  201          35            74          25

  Total interest expense                  41,918      34,332        14,989      11,719

  Net interest income                     56,802      54,052        18,767      18,859

Provision for loan losses                    709       1,570           235         434

 Net interest income after
  provision for loan losses               56,093      52,482        18,532      18,425
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                        (Unaudited)               (Unaudited)
                                        For the Nine              For the
                                        Months Ended              Quarter Ended
                                        Sept. 30,                 Sept. 30,
                                        1995        1994          1995        1994
Other Income:
 Commissions and fees from
  fiduciary activities                  $ 1,359     $ 1,228       $   473     $   433
 Service charges on deposit
  accounts                                4,412       4,226         1,481       1,418
 Credit card fees                         1,980       1,664           711         623
 Fees for other customer services           733         402           232         132
 Other operating income                   3,294       4,405           990       1,727
 Profits on securities available
  for sale                                  337         741            (2)         58
 Investment securities gains, net            20          18             3          (3)

   Total other income                    12,135      12,684         3,888       4,388

Other Expenses:
 Salaries and employee benefits          21,820      21,408         7,234       7,363
 Net occupancy expense of
  premises                                3,002       2,886         1,020         944
 Furniture and equipment expense          3,075       3,001         1,140         916
 Deposit insurance                        1,577       2,520           (87)        851
 Credit card expense                      1,187       1,325           430         434
 Other operating expense                 10,990      10,678         3,494       3,731

   Total other expense                   41,651      41,818        13,231      14,239

    Income before income tax
      expense                            26,577      23,348         9,189       8,574

    Income tax expense                    8,884       8,110         3,091       3,050

    Net income                          $17,693     $15,238       $ 6,098     $ 5,524

Earnings per average share:
 (1995 - 16,529,097 shares;
  1994 - 16,522,807 shares)

 Net income per share                   $ 1.07      $ 0.92        $ 0.37      $ 0.33

 Dividends per share                    $ 0.45      $ 0.40        $ 0.16      $ 0.15




See Accompanying Notes to Consolidated Financial Statements
/TABLE

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPT. 30, 1995 AND 1994
(000 Omitted)
                                                               Unrealized
                                                               Gain
                                                               (Loss) on
                                                               Securities
                              Common    Capital    Retained    Available
                              Stock     Surplus    Earnings    for Sale-Net     Total
Balances:
January 1, 1994               $32,256   $52,033    $80,205                      $164,494
Net income                                          15,238                        15,238
Cash dividends                                      (6,577)                       (6,577)
Acquisition of common
  stock                          (150)   (1,109)                                  (1,259)
Issuance of authorized
common stock:
  Dividend reinvestment
   plan                           172     1,138                                    1,310
  Stock options                     6        18                                       24
  Stock options under
   non-variable
   compensatory plan                        211                                      211
  Market value adjusted
   net of income taxes                                          (4,230)           (4,230)
  2.5% stock dividend             758     5,243     (6,001)                            0
  Fractional share cash
   distribution related
   to 2.5% stock dividend                              (58)                          (58)
Balances:
September 30, 1994            $33,042   $57,534    $82,807     $(4,230)         $169,153


Balances:
January 1, 1995               $32,966   $56,892    $85,914     $(6,783)         $168,989
Net Income                                          17,693                        17,693
Cash dividends                                      (7,474)                       (7,474)
Acquisition of common
  stock                          (204)   (1,559)                                  (1,763)
Issuance of authorized
  common stock:
   Dividend reinvestment
    plan                          218     1,512                                    1,730
  Stock options                    24        99                                      123
   Stock options under
    non-variable
    compensatory plan                       207                                      207
   Sale of common stock            24       176                                      200
   Employee stock
    ownership plan                 75       525                                      600
   Market value adjustment,
    net of income tax                                            7,727             7,727
Balances:
September 30, 1995            $33,103   $57,852    $96,133     $   944          $188,032

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                            (Unaudited)
                                                            Consolidated for the
                                                            Nine Months Ended
                                                            Sept. 30,     Sept. 30,
                                                            1995          1994
Cash Flows From Operating Activities
  Net income                                                $ 17,693      $ 15,238
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                               2,046         2,170
   Provision for loan losses                                     709         1,570
   Profits on securities available for sale                     (337)         (741)
   Profits on securities held to maturity                        (20)          (18)
   Decrease in other assets                                    6,687         7,559
   Increase in other liabilities                               6,361         7,183

   Net cash provided by operating activities                  33,139        32,961

Cash Flows From Investing Activities
  (Increase) decrease in interest-bearing
   deposits in other bank                                        (33)        2,003
  Proceeds from sale of securities available
   for sale                                                   18,863        26,432
  Proceeds from maturities and calls
   of available for sale securities                           24,699        68,082
  Purchase of securities available for sale                  (60,438)      (73,351)
  Proceeds from maturities and calls of
   investment securities                                      46,136        57,220
  Purchase of investment securities                          (55,060)      (90,324)
  (Increase) decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                 (55,158)       18,088
  Net (increase) in loans                                    (22,995)      (59,908)
  Purchases of bank premises and equipment                    (4,419)       (1,898)

    Net cash (used in) investing activities                 (108,405)      (53,656)

Cash Flows From Financing Activities
  Net (decrease) increase in noninterest-
   bearing and interest-bearing demand
   deposits and savings accounts                             (44,523)       18,396
  Net increase in certificates of deposit                    120,424         7,142
  Dividends paid                                              (7,474)       (6,577)
  (Decrease) increase in other short-term
   borrowings                                                 (1,921)          816
  Increase in long-term debt                                     316         3,825
  Acquisition of common stock                                 (1,763)       (1,259)
  Net proceeds from issuance of common stock                   3,067         1,334
  Fractional share cash distribution related
   to 2.5% stock dividend                                                      (58)
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                         (Unaudited)
                                                         Consolidated for the
                                                         Nine Months Ended
                                                         Sept. 30,    Sept. 30,
                                                         1995         1994

Net cash provided by financing activities                $ 68,126     $ 23,619

   (Decrease) increase in cash and
    cash equivalents                                     $ (7,140)    $  2,924

Cash and Cash Equivalents
  Beginning                                                80,283       66,770
  Ending                                                 $ 73,143     $ 69,694

Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                           $ 42,757     $ 34,514
   Interest paid on other short-term
    borrowings                                                960          725

                                                         $ 43,717     $ 35,239

  Income taxes                                           $  6,086     $  7,699

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1995 - 26,000 shares;
   1994 - 26,000 shares                                  $    207     $    211

  Loan balances transferred to foreclosed
   properties                                            $  6,340     $ 11,287

  Market value adjustment available for
   sale securities                                       $  7,727     $ (4,230)

  2.5% common stock dividend                             $    --      $  6,001


See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

l. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and December 31, 1994, and the results of operations and changes in cash flows for the nine months ended September 30, 1995 and 1994. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1994.

2.  The results of operations for the nine-month periods ended
September 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

3. The Corporation's amortized cost and market value of securities being held to maturity as of September 30, 1995, are as follows:

                                 September 30, 1995 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and Agencies                    $266,698     $4,345       ($1,976)     $269,067
Corporate securities                1,468         57           (24)        1,501
Obligations of states and
 political subdivisions            34,237        803          (171)       34,869
                                 $302,403     $5,205       ($2,171)     $305,437

The Corporation's amortized cost and market value of the available for sale securities as of September 30, 1995, are as follows:

                                 September 30, 1995 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $231,789     $2,707       ($1,748)     $232,748
Corporate securities                7,277        242           (10)        7,509
Other                               5,482        231            (1)        5,712
                                 $244,548     $3,180       ($1,759)     $245,969
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

4.  The Corporation's loan portfolio is composed of the following:

                                               Sept. 30,        December 31,
                                               1995             1994
                                               (000 Omitted)
Loans - held to maturity(HTM):
Commercial, financial and
  agricultural                                 $  127,851       $  125,442
Real estate-construction                           43,068           26,133
Real estate-mortgage                              709,707          706,383
Installment loans to individuals                  144,168          149,936
Total loans - HTM                              $1,024,794       $1,007,894

Loans - available for sale(AFS):
Real estate-construction                            6,728            7,255

Total loans - AFS                                   6,728            7,255

Total loans                                     1,031,522        1,015,149
Less: Unearned income                              (6,441)          (5,926)
      Allowance for loan losses                   (15,374)         (15,463)

Loans, net                                     $1,009,707       $  993,760

The Company had $12,831,000 in loans on a non-accrual category at September 30, 1995.

5.  Reserve for Loan Losses:

                                               Sept. 30,        December 31,
                                               1995             1994
                                               (000 Omitted)
Balance at January 1                           $  15,463        $  14,040
Provision charged to operating expense               709            2,535
Recoveries added to the reserve                      695              817
Loan losses charged to the reserve                (1,493)          (1,929)

Balance at end of period                       $  15,374        $  15,463

6.  Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the nine-month periods ended September 30, 1995 and 1994 were 16,529,097 shares and 16,522,807 shares, respectively.

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994


7. On November 18, 1994, Bank of the Potomac, Herndon, Virginia, and the Corporation entered into a Definitive Agreement and Plan of Reorganization which provided for the affiliation of Bank of the Potomac with F&M National Corporation. The offer was subject to the approval of regulatory authorities and shareholders of Bank of the Potomac. Under the terms of the Agreement, F&M National Corporation would exchange the number of its shares of common stock whose aggregate market value as of the date of closing equaled 1.75 times the book value per share of Bank of the Potomac common stock at the month end immediately preceding the effective date of the share exchange (March 31, 1995). The share exchange was intended to qualify as a tax-free exchange and be accounted for as a pooling of interests. The share exchange became effective on April 6, 1995, with an exchange of 872,187 shares of F&M National Corporation common stock.

8.  On January 11, 1995, Farland Investment Management, Inc.
(Farland) and F&M National Corporation entered into a Plan of Merger. The transaction, which was approved by regulatory authorities, entitled the shareholders of Farland Investment to receive 11,980 shares of F&M National Corporation common stock. The merger became effective on March 17, 1995.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F & M National Corporation and Subsidiaries as of September 30, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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




/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
November 13, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F & M" or the "Corporation").

On January 20, 1995, F&M Bank-Broadway was merged into F&M Bank-
Massanutten.

On March 17, 1995, the Company acquired Farland Investment
Management, Inc., through the exchange of 11,980 shares of F&M common stock.

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


FINANCIAL CONDITION

Total assets on September 30, 1995, amounted to $1.808 billion, up $95.9 million or 5.6% from $1.712 billion at September 30, 1994. Total assets at December 31, 1994, were $1.708 billion. For the first nine months 1995, total assets averaged $1.747 billion, 2.2% above the first nine months 1994 average of $1.709 billion.

Total loans, net of unearned income, amounted to $1.025 billion at September 30, 1995, an increase of $17.6 million (1.8%) from $1.007 billion at September 30, 1994. At December 31, 1994, total loans, net, were $1.009 billion. Total loans (net) as a percent of total assets were 50.8% at September 30, 1995, as compared to 58.8% at September 30, 1994, and 58.1% at December 31, 1994. Net loan volume for the first nine months 1995 was $15.9 million as compared to $48.1 million for the first nine months 1994.

On September 30, 1995, the securities portfolio totalled $548.4 million, which was $37.1 million (7.3%) higher than the year before and $33.9 million (6.6%) higher than at December 31, 1994. The higher outstanding balance in the securities portfolio was a result of sluggish loan demand and increased competition in consumer and residential lending; thereby, investable funds were employed in primarily U. S. Government investments. Federal funds sold and securities purchased under agreements to resell were $97.2 million on September 30, 1995, $35.8 million (58.3%) higher than $79.5 million outstanding at December 31, 1994. The large increase in federal funds sold is the result of a special short-term time deposit promotion. It is anticipated that as loan demand and securities yields improve, funds will be invested in these higher yielding investments.

Financial Accounting Standards Board Pronouncement #115 requires the Corporation to show the effect of market changes in the value of securities available for sale (AFS). The market value of AFS securities at September 30, 1995, was $246.0 million as compared to $221.0 million at year end 1994. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes, is reflected as a line in Stockholders' Equity which was $944 thousand at September 30, 1995, which has improved from year end 1994 $-6.8 million. The year end 1994 decline in the market value of available for sale securities below book value was a temporary market condition as a result of the inverse relationship of loan rates versus bond rates. Loan rates increased in 1994, thereby causing bond portfolio yields to decline. For the first nine months 1995, market loan rates have decreased, consequentially causing bond yields to improve.

Total deposits increased $76.1 million (5.1%) to $1.567 billion at September 30, 1995, compared to one year earlier. At December 31, 1994, total deposits were $1.491 billion. F&M offers attractive, yet competitive rates, that have contributed to the increase in deposits.

Long-term debt of $3.5 million consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low income housing.



RESULTS OF OPERATIONS

Net income for the first nine months of 1995 amounted to $17.693 million, increasing $2.455 million or 16.1% from $15.238 million for the first nine months of 1994. The principal reason for the increase in earnings was an increase in yield on interest-earning assets which increased 75 basis points to 8.24% for the first nine months 1995 from 7.49% for the first nine months 1994.

Return on average assets was 1.35% for the first nine months of 1995, compared with 1.19% for the same period in 1994 and 1.21% for the year 1994. F&M's return on average equity was 12.97% for the first nine months of 1995 and 12.50% for the year 1994. Return on average equity was 12.03% for the first nine months 1994.

Net interest income totalled $56.802 million for the first nine months of 1995, a $2.750 million (5.1%) increase over F&M's performance for the first nine months of 1994. The net interest margin for the first nine months 1995 was 4.80%, up 22 basis points from 4.58% for the first nine months of 1994. The increase in net interest margin is the result of increases in the prime interest rate affecting adjustable rate loans.
Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $26.478 million at September 30, 1995, a decrease of $3.523 million (-11.7%) from $30.001 million at December 31, 1994. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at September 30, 1995, were $12.8 million, or 1.27% of total loans, compared to $21.2 million, or 2.10% of total loans at December 31, 1994. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $1.6 million at December 31, 1994, and also $3.2 million at September 30, 1995.

Foreclosed properties consists of 27 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At September 30, 1995, foreclosed properties were $13.3 million as compared to $11.0 million at December 31, 1994. In 1995, the Company acquired through foreclosure approximately 1,000 acres of real estate located in Jefferson County, West Virginia, valued in excess of $4 million. The Company intends to market this property and dispose of it as expediently as possible. The Company does not expect to realize any material loss in the final disposition of this or any of its foreclosed property.

The allowance for loan losses was $15.4 million at September 30, 1995, as compared to $15.5 million at year end 1994. The allowance for loan losses decreased $1 thousand in the first nine months 1995 as compared to $1.044 million increase for the first nine months 1994. The decrease in the allowance for loan losses was a result of improvement in credit quality of the loan portfolio.

Total noninterest income decreased $549 thousand or -4.3% from $12.684 million for the first nine months of 1994 to $12.135 million for the first nine months of 1995. For the first nine months 1995, gains on securities available for sale were $337 thousand or 2.8% of total noninterest income, whereas, for the first nine months of 1994 securities gains were $741 thousand or 5.8% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the corporation and/or conditions dictate additional liquidity is desirable. Fees and commissions from Trust Department activities increased $131 thousand (10.7%) from $1.228 million for the first nine months 1994 to $1.359 million for the first nine months 1995 as a result of increased fiduciary activities and the acquisition of Farland Investment Management, Inc. Credit card fees were $1.980 million for the first nine months 1995, up $316 thousand (19.0%) over the first nine months 1994 as a result of a marketing effort to attract new credit card customers. Other operating income decreased $1.111 million (-25.2%), down from $4.405

million for the first nine months 1994 to $3.294 million for the first nine months of 1995. In 1994, other operating income included $1.736 million from the settlement of problem loans as compared to $913 thousand in 1995.

Total noninterest expenses increased $167 thousand or -0.4% from $41.818 million for the first nine months 1994 to $41.651 million for the first nine months 1995. Salary expense increased $412 thousand or 1.9% from $21.4 million for the first nine months 1994 to $21.8 million for the first nine months 1995 as a result of normal increases in salaries and benefits. The cost of net occupancy expense has increased $116 thousand (4.0%) from $2.886 million for the first nine months of 1994 to $3.002 million for the first nine months of 1995, as a result of adding additional branch offices. Furniture and equipment expense has increased $74 thousand (2.5%) from $3.001 million for the first nine months 1994 to $3.075 million for the first nine months 1995, which reflects an increase in the acquisition of new furniture and equipment. Deposit insurance was $1.577 million for the first nine months 1995, down $943 thousand (-37.4%) from $2.520 million for the same period 1994. The FDIC deposit insurance fund achieved a level deemed to be adequate to protect deposits; therefore, premiums were adjusted in the third quarter 1995.

Income taxes increased $774 thousand (9.5%) from $8.110 million for the first nine months of 1994 to $8.884 million for the first nine months of 1995. The increase in income taxes is the result of greater amounts of income subject to income taxes.


ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans which has a positive impact on net income.

Total loan charge-offs less recoveries, amounted to $800 thousand for the first nine months of 1995, representing a ratio of net charge-offs to total average loans, net of unearned income, of 0.10%, annualized. This compares to 1994 twelve-month net charge-offs of $1.112 million, or 0.11% of average loans.

As of September 30, 1995, loans on a non-accrual basis amounted to $12.8 million, or 1.25% of total loans, net of unearned discount and loans 90 days or more past due and still accruing totaled $3.179 million, or 0.31% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio. F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At September 30, 1995, the potential problem loans included eight lending relationships with principal balances in excess of $500,000 which had an aggregate principal balance outstanding of $11.423 million.


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

F&M's risk-based capital position at September 30, 1995 was $181.7 million, or 17.1% of risk-weighted assets, for Tier I capital and $195.0 million, or 18.3% for total risk based capital.

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

(b)  Reports on Form 8-K.

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



Date:  November 13, 1995