Form 10-Q/A
period 1995-09-30
F&M NATIONAL CORP
filed 1996-02-27
CIK 34125

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

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

6.  Impaired Loans:

On January 1, 1995, the Corporation adopted FASB No. 114, "Accounting by Creditors for Impairment of a Loan". This statement has been amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Statement 114, as amended, applies to all loans that are identified for evaluation, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Homogeneous loans include residential mortgage, credit card and consumer installment loans. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. A delay of more than 90 days or a shortfall in amount of payments of more than 10% normally would require impairment recognition. However, a loan is not impaired during a period of delay in payment if the Corporation expects to collect all amounts due including interest accruing at the contractual interest rate for the period of delay.

The impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value for the collateral. Measurement of impairment for loans not meeting the above criteria would be under the aggregate collection experience method. Under this method, loans with similar risk characteristics are aggregated and historical data is used to determine the loan loss for the group. The Corporation measures the impairment of loans on a loan-by-loan basis.

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

An impaired loan is charged-off when management determines that the prospect of recovery of the principal of the loan has significantly diminished.

The implementation of FASB 114 does not have a material impact on the credit risk of the Corporation.


Information about impaired loans as of and for the period ended
September 30, 1995, is as follows:


Impaired loans for which an allowance
 has been provided                                       $ 6,737,115
Impaired loans for which no allowance
 has been provided                                         4,070,602

Total impaired loans                                     $10,807,717

Allowance for impaired loans, included in
 allowance for loan losses                               $ 1,444,871

Average balance in impaired loans                        $11,231,061

Interest income recognized                               $   139,822

Impaired loans by measurement method:
 Fair value of collateral method                         $ 9,134,717
 Expected cash flow method                                 1,673,000
 Aggregate collection experience method                       --

Total impaired loans                                     $10,807,717


7.  Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the nine-month periods ended September 30, 1995 and 1994 were 16,529,097 shares and 16,522,807 shares, respectively.

8. On November 18, 1994, Bank of the Potomac, Herndon, Virginia, and the Corporation entered into a Definitive Agreement and Plan of Reorganization which provided for the affiliation of Bank of the Potomac with F&M National Corporation. The offer was subject to the approval of regulatory authorities and shareholders of Bank of the Potomac. Under the terms of the Agreement, F&M National Corporation would exchange the number of its shares of common stock whose aggregate market value as of the date of closing equaled 1.75 times the book value per share of Bank of the Potomac common stock at the month end immediately preceding the effective date of the share exchange (March 31, 1995). The share exchange was intended to qualify as a tax-free exchange and be accounted for as a pooling of interests. The share exchange became effective on April 6, 1995, with an exchange of 872,187 shares of F&M National Corporation common stock.

9.  On January 11, 1995, Farland Investment Management, Inc.
(Farland) and F&M National Corporation entered into a Plan of Merger. The transaction, which was approved by regulatory authorities, entitled the shareholders of Farland Investment to receive 11,980 shares of F&M National Corporation common stock. The merger became effective on March 17, 1995.



INDEPENDENT ACCOUNTANT'S REPORT



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

     (22) Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable.

     (23)  Consent of Experts and Counsel - not applicable.

     (24)  Power of Attorney - not applicable.

     (27)  Financial Data Schedules - Included herein as Exhibit 27.

     (99)  Additional Exhibits - None.

(b)  Reports on Form 8-K.

           None.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Form 10-Q/A, amendment to Form 10-Q for the quarter ended September 30, 1995, to be signed on its behalf by the undersigned thereunto duly authorized.

F & M NATIONAL CORPORATION


/s/
Jack R. Huyett, President, Chief Administrative Officer


/s/
Alfred B. Whitt
Senior Vice President, Secretary, Senior Financial Officer

Amendment Date:  February 27, 1996