Form 10-K405
period 1995-12-31
F&M NATIONAL CORP
filed 1996-03-28
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                  FORM 10-K405


[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1995

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


              Registrant's telephone number, including area code:
                                 (540) 665-4200

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $2.00 par value
                                (Title of Class)


                            New York Stock Exchange
                  (Name of each exchange on which registered)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by the non-affiliates of the Registrant. The aggregate market value is computed by reference to the closing price of such stock as reported by the New York Stock Exchange on February 29, 1996: $293,057,330.00


       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 29, 1996:
                                   16,517,797



                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference in Parts I, II, and IV hereof; and

(2) Portions of Registrant's 1996 Proxy Statement dated March 21, 1996, are incorporated by reference in Part III hereof.

                                     PART I

                                ITEM 1. BUSINESS


(a)        GENERAL DEVELOPMENT OF BUSINESS

           Since January 1, 1995, there have been no developments in the Registrant's (hereinafter called "F&M" or the "Company") business other than the following:

           On  January  19,  1995,  F&M   Bank-Broadway   was  merged  into  F&M
Bank-Massanutten.

           On March 17, 1995, F&M acquired Farland Investment Management, Inc. ("Farland") through the exchange of 11,980 shares of F&M common stock.

           On April 6, 1995, Bank of The Potomac ("Potomac"), Herndon, Virginia with assets of $54.3 million, became a wholly-owned subsidiary of F&M with a tax-free exchange of 872,187 shares of F&M common stock for all of the outstanding shares of Potomac. The share exchange of Potomac has been accounted for as a pooling of interests and, therefore, all financial statements have been restated to reflect the share exchange.

           On April 11, 1995, F&M Bank-Winchester acquired from the County of Frederick property located at 9 Court Square, Winchester, Virginia consisting of land and buildings in exchange for 2 parking lots of equal value.

           On April 21, 1995, F&M Bank-Winchester opened a full service branch bank at 1855 Senseny Road, Winchester, Virginia.

           On June 17, 1995, F&M Bank-Peoples opened a full service branch bank at 760 Warrenton Road, Fredericksburg, Virginia.

           On June 20, 1995, F&M Bank-Winchester opened a branch bank at 300 Westminister Canterbury Drive, Winchester, Virginia.

           On October 20, 1995, F&M Bank-Martinsburg closed its branch bank located at 131 South Queen Street, Martinsburg, West Virginia, and converted it to an operations center.

           On November  22,  1995,  FB&T  Financial  Corporation  (FB&T) and F&M
announced that they entered into a Definitive Agreement and Plan of Reorganization, and related Plan of Share Exchange (collectively, the Merger Agreement). The transaction is subject to the approval of regulatory authorities and shareholders of FB&T. The proposed merger will entitle the shareholders of FB&T to receive, in a tax-free exchange, shares of F&M common stock with an aggregate market value equal to $35.00, with cash being paid in lieu of issuing fractional shares. The market value of F&M common stock will be its average closing price as reported on the New York Stock Exchange for each of the ten trading days immediately preceding the closing date. As of December 31, 1995, FB&T's total assets were $243.1 million, total loans were $149.1 million, total deposits were $191.5 million and total shareholders' equity was $16.9 million. The merger will become effective during the first quarter 1996.

           On December 12, 1995, F&M Bank-Massanutten opened a full service branch bank at the corner of Route 42 and American Legion Drive, Timberville, Virginia.


(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

           F&M and its subsidiaries are engaged in only one industry segment, banking, the making of commercial and personal loans and similar credit transactions, and other activities closely related to banking.


(c)  NARRATIVE DESCRIPTION OF THE BUSINESS


                                  THE COMPANY

GENERAL

           F&M National Corporation is a multi-bank holding company headquartered in Winchester, Virginia. At December 31, 1995, F&M's eleven Subsidiary Banks operate 77 banking offices offering a full range of banking services principally to individuals and small and middle-market business in north, central and south Virginia including the Shenandoah Valley, and the eastern panhandle of West Virginia. At December 31, 1995, F&M had assets of $1.8 billion, deposits of $1.6 billion and shareholders' equity of $193.5 million.

           F&M was formed in 1969 to serve as the parent holding company of its then sole subsidiary bank, F&M Bank-Winchester, organized in 1902. Since its organization, F&M has acquired fourteen banks, which expanded its market area and increased market share in Virginia and West Virginia.

           The following Table sets forth certain information concerning F&M and its operating subsidiaries as of December 31, 1995:


                                       DATE      BANKING         TOTAL                TOTAL                TOTAL
                                       ACQ.      OFFICES         ASSETS               LOANS              DEPOSITS
F&M Bank-Winchester
 Winchester, VA(1)                     1970        31         $  779,228           $  437,167           $  698,033
F&M Bank-Massanutten
 Harrisonburg, VA(2)                   1980         8            160,934               94,567              139,383
F&M Bank-Richmond
 Richmond, VA(3)                       1982         9            153,157               96,112              140,138
F&M Bank-Central
Virginia(4)
 Charlottesville VA                    1985         7             74,268               34,742               63,487
F&M Bank-Blakeley
 Charles Town/Ranson, WV               1988         3             96,864               73,680               80,965
F&M Bank-Martinsburg
 Martinsburg, WV                       1988         3             93,797               64,416               84,094
F&M Bank-Keyser
 Keyser, WV                            1992         3             89,501               56,361               77,081
F&M Bank-Emporia
 Emporia, VA                           1993         3             63,676               29,836               55,726
F&M Bank-Hallmark
 Springfield, VA                       1994         5            126,873               69,941              105,174
F&M Bank-Peoples
 Warrenton, VA                         1994         4             96,804               63,739               85,533
F&M Bank-Potomac                       1995         1             61,919               33,268               53,863
F&M (Parent only)                       -           -             36,799                 -                   -
Total                                              77         $1,833,820           $1,053,829           $1,583,477


(1) Includes Big Apple Mortgage and a general credit reporting agency. Also includes the 1993 purchase of substantially all of the assets and assumption of certain liabilities of Farmers and Merchants Bank of Hamilton(the "Hamilton Bank").
(2) Includes the acquisition in 1989 of The First National Bank of Broadway, Broadway, Virginia.
(2)     Includes the acquisition in 1986 of Virginia Capital Bank, Richmond,
        Virginia.
(3) Includes the acquisition in 1990 of Peoples Bank of Central Virginia, Lovingston, Virginia.

           The business strategy of F&M is to provide its customers with the financial sophistication and breadth of products of a regional bank, while retaining the local appeal and level of service of a community bank. F&M has maintained its community orientation by allowing the Subsidiary Banks latitude to tailor products and services to meet community and customer needs. While F&M has preserved the autonomy of its subsidiary Banks, it has established system-wide policies governing, amount other things, lending practices, credit analysis and approval procedures, as well as guidelines for deposit pricing and investment portfolio management. In addition, F&M has established a centralized loan review team that regularly performs a detailed, on-site review and analysis of each Subsidiary Bank's loan portfolio to ensure the consistent application of credit policies and procedures system-wide. An officer or representative of F&M serves on the board of directors of each Subsidiary Bank to monitor operations and to serve as a liaison to the Company.

           The Subsidiary Banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and safe deposit boxes. Lending is focused on individuals and small and middle-market businesses in the local market regions of the Subsidiary Banks. In addition, F&M Bank-Winchester, F&M Bank-Keyser, F&M Bank-Hallmark, and F&M Bank-Peoples operate trust departments offering a range of fiduciary services. At December 31, 1995, trust assets under management at these four banks totaled $308.5 million.

           F&M operates in six market regions: the Shenandoah Valley of Virginia; the eastern panhandle of West Virginia; Charlottesville/ Albemarle County and surrounding areas; Greenville County in southside Virginia; suburban Richmond, primarily Henrico and Chesterfield Counties; the northern Virginia areas of Loudoun, Fairfax, and Prince William Counties and Stafford County, Warrenton and surrounding Fauquier County area. The more populous sectors within each of the six market regions experienced substantial population growth between 1980 and 1990, most of which exceeded 20% growth. At December 31, 1995, F&M operated 39 banking offices in the Shenandoah Valley from Winchester to Harrisonburg with deposits of $534.2 million; nine banking offices in the eastern panhandle of West Virginia with deposits of $242.1 million; seven banking offices in the Charlottesville/Albemarle County area with deposits of $63.5 million; three banking offices in Emporia, Virginia, and surrounding Greenville County with deposits of $55.7 million; nine banking offices in suburban Richmond, Virginia, with deposits of $140.1 million; and six banking offices in Loudoun, Fairfax and Prince William Counties of northern Virginia with deposits of $164.7 million; and four offices in the city of Warrenton and Fauquier and Stafford Counties with deposits of $85.5 million. F&M's principal market is Winchester and the surrounding six Virginia counties where its lead bank, F&M Bank-Winchester, is the dominant financial institution in terms of deposit market share, with a 45% share of total deposits in Winchester, a 25% share of total deposits in surrounding Frederick County, a 27% share of total deposits in Warren County, and a 18% share of total deposits in Loudoun County. In Rockingham County, which has the largest population of any county or city in the Shenandoah Valley, F&M has a 19% deposit market share. In F&M's three-county West Virginia market, F&M has a 22% deposit market share in Jefferson County (which includes Charles Town), a 22% deposit market share in Berkeley County
(which  includes  Martinsburg)  and a 49% deposit market share in Mineral County
(which includes Keyser). In Fairfax, Prince William, and Fauquier Counties (including Warrenton), F&M has 1%, 1%, and 17% of deposit market share. Although F&M's deposit market share in the Richmond and Charlottesville areas is small, F&M has positioned its banking offices in these two markets to increase deposit market share as a result of continued business and population growth in the suburban markets surrounding Richmond and Charlottesville.

           F&M has expanded its market area and increased its market share through both internal growth and strategic acquisitions. Since the beginning of 1988, F&M has acquired approximately $817.6 million in assets and approximately $725.1 million in deposits through ten bank acquisitions. Management believes there are additional opportunities to acquire financial institutions or to acquire assets and deposits that will allow F&M to enter adjacent markets or increase market share in existing markets. Management intends to pursue acquisition opportunities in strategic markets where its managerial, operational and capital resources will enhance the performance of acquired institutions.

           The Subsidiary Banks have not experienced loan quality deterioration to the same extent as many other financial institutions, due to conservative underwriting standards and focused in-market lending practices. The purchase of assets of the Hamilton Bank increased nonperforming assets at September 18, 1993, by $27.9 million, of which, $21.3 million were nonaccrual loans and $6.6 million were foreclosed properties. At December 31, 1995, these Hamilton Bank nonaccrual loans and foreclosed properties have been reduced to $3.4 million and $4.6 million, respectively. At December 31, 1995, F&M had total nonperforming assets of approximately $23.9 million, representing 2.24% of period end loans and foreclosed properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality."

           F&M also operates Big Apple Mortgage Co. Inc., which offers both fixed and adjustable rate residential mortgage loans and servicing . Big Apple Mortgage (also trading as F&M Mortgage Company) sells into the secondary market all the permanent mortgage loans it originates. Big Apple Mortgage purchases government insured 1-4 family FHA and VA loans which it may warehouse and sell when the market rates are attractive. At December 31, 1995, Big Apple Mortgage had $7.8 million in loans that it had committed to purchase, but had not settled upon and, in addition, $16.0 million residential loans were warehoused, available for sale.

           F&M's Articles of Incorporation and the Virginia Stock Corporation Act contain certain anti-takeover provisions, including (i) the Affiliated Transactions statue which places restrictions on any significant transaction between a publicly held Virginia corporation and any shareholder who owns more than 10% of any class of its outstanding shares, (ii) the Control Share Acquisitions statue which provides that a shareholder who purchases shares in any one of three statutory ranges (20%-33 1/3%, 33 1/3%-50%, and 50% or more of the outstanding shares) cannot vote those shares on any matter unless the acquisition of the additional shares has been approved by disinterested shareholders, and (iii) a super-majority provision in the Company's Articles of Incorporation that requires the affirmative vote of at least 80% of the outstanding voting shares on significant transactions, unless at least two-thirds of the Board of Directors then in office have approved the transaction.

MARKET REGIONS

           The market regions of F&M extend from the eastern panhandle of West Virginia southward to Virginia in Winchester, the surrounding Shenandoah Valley through Harrisonburg and Rockingham County and eastward to Loudoun, Fauquier, Stafford and Prince William counties, to the central Virginia markets of Charlottesville and Richmond, and southern Virginia market in Emporia and Greenville County. The following Table displays the market and population data for each of the market regions:

                                                                                                             %
                                                                                                             GROWTH
                                       BANKING           % MARKET       MARKET          1990                 FROM
COUNTY/CITY(1)                         OFFICES           SHARE(2)       RANK(2)         POPULATION           1980-90
Shenandoah Valley:
 City of Winchester                      10                 45             1               21,947                9
 Frederick County                         5                 25             1               45,723               34
 Warren County                            4                 27             1               26,142               23
 Shenandoah County                        3                 11             5               31,636               15
 Clarke County                            1                 21             2               12,101               21
 Rappahannock County                      1                 46             2                6,622                9
 Rockingham County                        4                 19             3               57,482               10
 City of Harrisonburg                     4                  9             5               30,707               25
Northern Virginia:
 City/Alexandria                          1                  *            NM              111,182
 Loudoun County                           7                 18             1               86,100               50
 Fairfax County                           4                  1            NM              819,000
 Fauquier County                          3                 17             2               52,000
 Prince William Co.                       1                  1            NM              216,000
 Stafford Co.                             1                  *            NM               61,000
Charlottesville/
Albemarle County:
 City/Charlottesville                     1                  *            NM               40,341                1
 Albemarle County                         3                  6             7               68,040               22
 Nelson County                            2                 35             2               12,778                5
 Amherst County                           1                  2             6               28,578               (2)
Richmond:
 City of Richmond                         3                  1            NM              203,056               (8)
 Henrico County                           3                  2            NM              217,881               21
 Chesterfield County                      3                  2            NM              209,274               48
Emporia:
 City of Emporia                          3                 38             1               14,109              (10)
 Eastern Panhandle
 of West Virginia:
 Jefferson County                         3                 22             2               35,926               19
 Berkeley County                          3                 16             4               59,253               27
 Mineral County                           3                 49             1               26,697               (2)
State of Virginia                        68                                             6,187,358               16
State of West Va.                         9                                             1,793,477               (8)


* Represents less than 1% deposit market share
NM = Not Meaningful.

(1) In Virginia, certain cities are separate political entities and not part of the counties that surround them. The city of

        Winchester and Frederick County, the city of Harrisonburg and Rockingham County, the city of Charlottesville and Albemarle County, the city of Richmond and Henrico and Chesterfield Counties, and the city of Alexandria and Fairfax County are examples. The FDIC and OTS provide deposit data for each separately incorporated city.

(2) Deposit data includes total bank and thrift deposits and is based on FDIC and OTS data as of June 30, 1995, which is the most recently available information.


LENDING ACTIVITIES

           All of the Subsidiary Banks offer both commercial and consumer loans, but lending activity is generally focused on consumers and small to middle market businesses within the Subsidiary Banks' respective market regions. Six of the Subsidiary Banks, F&M BankMassanutten, F&M Bank Blakeley, F&M Bank-Martinsburg, F&M BankKeyser, F&M Bank-Emporia, and F&M Bank-Peoples emphasize consumer lending with activities focused primarily on residential real estate and consumer lending. F&M Bank-Richmond, F&M Bank-Central Virginia, F&M Bank-Potomac and F&M Bank-Hallmark are based in larger markets where commercial loan demand is stronger and, as a result, their lending activities place a greater emphasis on small to medium sized business. F&M Bank-Winchester, because of its size and dominant position in its market, has a greater opportunity to appeal to larger commercial customers in addition to consumers.

           The following table sets forth the composition of F&M's loan portfolio (by percentage) for the three years ended December 31, 1995:

                                   1995           1994             1993

Commercial                          12.8%          13.6%            11.2%
Real estate construction             3.9            3.3              4.2
Real estate mortgage:
 Residential (1-4 family)           33.0           32.9             34.9
 Home equity lines                   5.2            5.5              4.8
 Multifamily                         1.9            1.9              1.8
 Nonfarm, nonresidential(1)         28.4           26.8             26.5
 Agricultural                        1.6            1.7              1.7
 Real estate mortgage
  Subtotal                          70.1           68.8             69.7
Loans to individuals:
 Consumer                           11.3           12.7             13.5
 Credit card                         1.9            1.6              1.4
Loans to individuals:
  Subtotal                          13.2           14.3             14.9
  Total loans                      100.0%         100.0%           100.0%
Total loans (dollars)         $1,053,829     $1,009,223         $959,052

(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

           Approximately 12.8% of F&M's loan portfolio at December 31, 1995, was comprised of commercial loans, which included loans secured by real estate shown in the Table above under the categories of multifamily, non-farm, non-residential and agricultural where real estate is among the sources of collateral securing the loan. The Subsidiary Banks offer a variety of commercial loans within their market regions, including revolving lines of credit, working capital loans, equipment financing loans, and letters of credit. Although the Subsidiary Banks typically look to the borrower's cash flow as the principal source of repayment for such loans, many of the loans within this category are secured by assets, such as accounts receivable, inventory and equipment. In addition, a number of commercial loans are secured by real estate used by such businesses and are generally personally guaranteed by the principals of the business. F&M's commercial loans generally bear a floating rate of interest tied to a system-wide prime rate set by F&M Bank-Winchester.

           F&M's residential real estate loan portfolio (including home equity lines) was 70.1% of its total loan portfolio at December 31, 1995. The residential mortgage loans made by the Subsidiary Banks and Big Apple Mortgage are made only for single family, owner-occupied residences within their respective market regions. The residential mortgage loans offered by the Subsidiary Banks are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the third or fifth year anniversary of the loan.

           Big Apple Mortgage offers both fixed and adjustable rate loans, while the Subsidiary Banks generally hold residential mortgage loans in their loan portfolios, Big Apple Mortgage (also trading as F&M Mortgage Company) sells into the secondary market all the permanent mortgage loans it originates. Big Apple Mortgage purchases government insured 1-4 family FHA and VA loans which it may warehouse and sell when the market rates are attractive. At December 31, 1995, Big Apple Mortgage had $7.8 million in loans that it had committed to purchase, but had not settled upon and $16.0 million residential loans were warehoused, available for sale.

           F&M's real estate construction portfolio historically has been a relatively small portion of the total loan portfolio. At December 31, 1995, construction loans were $40.7 million or 3.9% of the total loan portfolio. Of this amount, $22.0 million was originated by Big Apple Mortgage, all made to finance owner-occupied properties with permanent financing commitments in place. The Subsidiary Banks make a limited number of loans for acquisition, development and construction of residential real estate. F&M's construction loans, including its acquisition and development loans, generally bear a floating rate of interest and mature in one year or less. Loan underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project. As a result of strict underwriting guidelines, F&M has experienced no charge-offs involving residential construction loans since 1987.

           Loans to individuals were 18.4% of F&M's total loan portfolio at December 31, 1995, if home equity lines were included. The

Subsidiary Banks offer a wide variety of consumer loans, which include consumer loans, credit card loans, home equity lines and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in the Subsidiary Banks' respective market regions.


CREDIT POLICIES AND PROCEDURES

           F&M has established system-wide guidelines governing, among other things, lending practices, credit analysis and approval procedures, and credit quality review. Within these guidelines, the Subsidiary Banks have latitude to tailor their loan products to meet the needs of the communities and specific customers. A holding company officer or representative serves on the Board of Directors of each Subsidiary Bank to monitor practices and to serve as the liaison with F&M.

LOAN APPROVAL. F&M's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed an individual officer's lending authority, the loan request must be approved by an officer with a higher lending limit or by the Subsidiary
Bank's loan review committee. F&M has assigned a lending limit for each Subsidiary Bank. Loans that would result in a Subsidiary Bank exceeding its assigned limit must be approved first by the Subsidiary Bank's loan review committee and then by a central credit committee appointed by the holding company. The central credit committee consists of six senior officers of F&M Bank-Winchester and the Company, along with outside directors of either F&M Bank-Winchester or the Company, who rotate at the twice weekly meetings.

           All loans to a particular borrower are reviewed each time the borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. These reviews are conducted by each Subsidiary Bank and, if necessary, by F&M's central credit committee.

LOAN REVIEW. Each Subsidiary Bank has a formal loan review function which consists of a committee of bank officers that regularly reviews loans and assigns a classification, if required, based on current perceived credit risk. In addition, the holding company has a loan review team that performs a detailed on-site review and analysis of each Subsidiary Bank's portfolio on at least an annual basis to ensure the consistent application of system-wide policies and procedures. The holding company loan review team reviews all loans over an established principal amount for each Subsidiary Bank, which results in a review of 60% to 75% of the total principal amount of the Subsidiary Bank's loan portfolio. In addition, all lending relationships involving a classified loan are reviewed regardless of size. The holding company loan review team has the authority to classify any loan it determines is not satisfactory or to change the classification of a loan within F&M's loan grading system.

           All classified loans are reviewed at least quarterly by F&M's senior officers and monthly by the Subsidiary Bank's boards of directors. All past due and nonaccrual loans are reviewed monthly by the Subsidiary Banks' boards of directors. As a matter of policy, the Subsidiary Banks place loans on nonaccrual status when management determines that the borrower can no longer service debt from current cash flows and/or collateral liquidation. This generally occurs when a loan becomes 90 days past due as to principal and interest.

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


IMPAIRED LOANS

           On January 1, 1995, F&M adopted FASB No. 114, "Accounting by Creditors for Impairment of a Loan." This statement has been amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Statement 114, as amended, applies to all loans that are identified for evaluation, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Homogeneous loans include residential mortgage, credit card and consumer installment loans. A loan is considered impaired when, based on current information and events, it is probable that F&M will be unable to collect all amounts due according to the contractual terms of the loan agreement. A delay of more than 90 days or a shortfall in amount of payments of more than 10% normally would require impairment recognition.
However, a loan is not impaired during a period of delay in payment if F&M expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.

           The impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value for the collateral. Measurement of impairment for loans not meeting the above criteria would be under the aggregate collection experience method. Under this method, loans with similar risk characteristics are aggregated and historical data is used to determine the loan loss for the group. F&M measures the impairment of loans on a loan-by-loan basis.

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

           The implementation of FASB 114 does not have a material impact on the credit risk of F&M. Information about impaired loans as of and for the period ended follows:

Impaired loans for which an allowance
  has been provided                                           $  7,676,449
Impaired loans for which no allowance
  has been provided                                              3,029,014
  Total impaired loans                                        $ 10,705,463

Allowance provided for impaired loans,
  included in the allowance for
  loan losses                                                 $  1,400,961
Average balance in impaired loans                             $ 10,828,971
Interest income recognized                                    $    209,087

Impaired loans by measurement method:
Fair value of collateral method                               $  9,076,463
Expected cash flow method                                        1,629,000
Aggregate collection experience method                               --
  Total impaired loans                                        $ 10,705,463


DEPOSITS

        The Subsidiary Banks offer a number of programs to consumers and to small and middle market businesses at interest rates consistent with local market conditions. The following Table sets forth the mix of depository accounts offered by the Subsidiary Banks as a percentage of total deposits at the dates indicated:

December 31,                         1995         1994       1993

Noninterest-bearing demand           14.9%        15.5%      14.2%
Interest checking                    15.8         17.1       16.7
Savings accounts                     11.7         14.1       14.6
Money market accounts                 9.2         12.0       13.1
Time deposit accounts:
Under $100,000                       39.9         35.2       35.2
$100,000 and over                     8.5          6.1        6.2
                                    100.0%       100.0%     100.0%

           The Subsidiary Banks control deposit flows primarily through pricing of deposits and, to a lesser extent, through promotional activities. The Subsidiary Banks establish deposit rates based on a variety of factors, including competitive conditions, liquidity needs and compliance with net interest margin requirements established by F&M for all Subsidiary Banks. As of December 31, 1995, the Subsidiary Banks had $135.1 million of certificates of deposit greater than $100,000, or 8.5% of total deposits. The Subsidiary Banks do not accept brokered deposits.

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



LIQUIDITY AND SENSITIVITY TO INTEREST RATES

           The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest sensitive assets and interest-sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of F&M's loan and deposit customers. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. F&M does not hedge its position with swaps, options or futures but instead maintains a highly liquid and short-term position in all of its earning assets and interest-bearing liabilities.

           In order to meet its liquidity needs, F&M schedules the maturity of its investment securities according to its needs. The weighted-average life of the securities portfolio at the end of 1995 was 4 years 8 months which is indicative of F&M's investment philosophy of investing in U.S. Government securities with maturities between five and ten years. F&M views its securities portfolio primarily as a source of liquidity and safety, however, it may if the market is favorable, make changes in the available for sale portfolio to take advantage of changes in the yield curve. F&M views the total available for sale securities portfolio as a source of liquidity, whereas, liquidity in the held to maturity portfolio is limited to calls and maturities. The maturity ranges of the securities and the average taxable-equivalent yields as of December 31, 1995, are shown in the following Table.


                      U.S. Government                State and                         Other
                      and its Agencies               Municipals                        Book
                      Book             Yield         Book                Yield         Value          Yield
One year or
 less                 $100,907         6.28%         $ 4,605             8.55%         $ 7,552        3.46%

After one year
 through
 five years            289,895         6.13%          12,044             7.95%           3,321        6.71%

After five
 years through
 ten years              91,880         6.75%          10,096             8.10%           2,013        7.25%

After ten
 years                  38,880         7.11%           2,621             8.71%           5,455        7.41%

Total                 $521,562         6.34%         $29,366             8.03%         $18,341        5.64%


           A cash reserve, consisting primarily of overnight investments such as Federal Funds, is also maintained to meet any contingencies and to provide additional capital, if needed.

           Most of F&M's loans are fixed-rate installment loans to consumers and mortgage loans whose maturities are generally longer than the deposits by which they are funded. A degree of interest-rate risk is incurred if the interest rate on deposits should rise before the loans mature. However, the substantial liquidity provided by the monthly repayments on these loans can be reinvested at higher rates that largely reduce the interest-rate risk. Home equity lines of credit have adjustable rates that are tied to the prime rate. Many of the loans not in the installment or mortgage categories have maturities of less than one year or have floating rates that may be adjusted periodically to reflect current market rates. These loans are summarized in the following Table:


REMAINING MATURITIES OF SELECTED LOANS

December 31, 1995
(Dollars in thousands)              Commercial,
                                    Financial and          Real estate-
                                    Agricultural           Construction

Within 1 year                       $ 91,412                 $38,527
Variable Rate:
 1 to 5 years                          1,678                     202
 After 5 years                           190                    --
  Total                                1,868                     202

Fixed Rate:
 1 to 5 years                         33,340                   1,994
 After 5 years                         8,588                    --
 Total                                41,928                   1,994
 Total Maturities                   $135,208                 $40,723

           F&M's asset/liability committee is responsible for reviewing the Corporation's liquidity requirements and maximizing the Corporation's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are also reviewed in detail for each of F&M's individual banks, however, overall asset/liability management is performed on a consolidated basis to achieve a consistent and coordinated approach.

           One of the tools F&M uses to determine its interest-rate risk is gap analysis. Gap analysis attempts to examine the volume of interest-rate sensitive assets minus interest-rate sensitive liabilities. The difference between the two is the interest sensitivity gap, which indicates how future changes in interest rates may affect net interest income. Regardless of whether interest rates are expected to increase or fall, the object is to maintain a gap position that will minimize any changes in net interest income. A negative gap exists when F&M has more interest-sensitive liabilities maturing within a certain time period than interest-sensitive assets. Under this scenario, if interest rates were to increase, it would tend to reduce net interest income. At December 31, 1995, F&M had a positive one year balance sheet gap of $98.0 million and a risk to interest margin (gap as a percentage of rate sensitive assets) of 5.85%.

           F&M attempts to control interest-rate risk according to its projected needs utilizing maturity and repricing reports. F&M also compares the Olson Model, a dynamic modeling process that projects the impact of different interest rate, loan and deposit growth scenarios over a 12-month period to its projected needs. A large part of F&M's loans and deposits comes from its retail base and does not automatically reprice on a contractual basis in reaction to changes in interest-rate levels. Accordingly, F&M has not experienced the earnings volatility indicated by its interest-sensitive gap position. F&M's net interest margin for 1993, 1994 and 1995 were 4.67%, 4.74% and 4.75%. Whether interest rates were high or low, F&M has been able to maintain adequate liquidity to provide for changes in interest rates and in loan and deposit demands.


OTHER ACTIVITIES

           The  Subsidiary  Banks  offer a range of trust  services.  The  Trust
Department of F&M Bank-Winchester manages $188.9 million in assets in approximately 1,050 accounts, covering both personal trust activities and employee benefit plans. F&M Bank-Hallmark and F&M Bank-Peoples offer similar trust services and manage assets totaling $28.6 million and $82.8 million, respectively. F&M Bank-Keyser offers a range of trust services as well, managing approximately $8.3 million in assets. The other Subsidiary Banks do not operate trust departments, but are encouraged to offer their customers the opportunity to utilize trust services offered by F&M Bank-Winchester.

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



EXECUTIVE OFFICERS OF THE REGISTRANT

           All officers of the Company and its subsidiaries are elected annually to serve at the pleasure of the Board of Directors of the Company. The following table sets forth the names, offices and ages at February 29, 1995, of each of the executive officers of the Company and is included in conformity with Instruction 3 of Item 401(b) of Regulation S-K:

                                  FIRST
NAME                       AGE    ELECTED      OFFICE

W. M. Feltner              76     1970         Chairman and Chief Executive
                                               Officer of the Company;
                                               Chairman of Board, F&M
                                               Bank-Winchester

Jack R. Huyett             63     1992         President-Chief Administrative
                                               Officer of the Company

F. Dixon Whitworth Jr.     51     1985         Executive Vice President of
                                               the Company

Alfred B. Whitt            57     1991         Senior Vice President,
                                               Secretary, Senior Financial
                                               Officer of the Company and F&M
                                               Bank-Winchester

Betty H. Carroll           58     1985         Senior Vice President of the
                                               Company; President, Chief
                                               Executive Officer, F&M
                                               Bank-Winchester

Barbara H. Ward            50     1983         Treasurer of the Company;
                                               Senior Vice President of F&M
                                               Bank-Winchester


           Mr. Feltner has been a senior executive officer of the Company since its inception in 1970.

           Mr. Huyett joined the Company in November of 1988 at which time he was President and Chief Executive Officer of Blakeley Bank and Trust Company (now F&M Bank-Blakeley), a position he had held for 19 years. He was appointed President and Chief Administrative Officer of the Company July 1, 1992.

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


REGULATION OF SUBSIDIARY BANKS

           All of the Subsidiary Banks are state-chartered institutions organized under either Virginia or West Virginia law. Eight of the Subsidiary Banks, F&M Bank-Winchester, F&M Bank-Massanutten, F&M Bank-Richmond, F&M Bank-Central Virginia, F&M Bank-Emporia, F&M BankHallmark, F&M Bank-Peoples, and F&M Bank-Potomac are Virginiachartered institutions regulated and examined by the Virginia SCC. F&M Bank-Blakeley, F&M Bank-Martinsburg and F&M Bank-Keyser are West Virginia-chartered institutions regulated and examined by the West Virginia Board of Banking.

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


RECENT LEGISLATION AND REGULATORY DEVELOPMENTS

           On December 19, 1991, FDICIA was enacted. Among other things, FDICIA provides increased funding for the FDIC's Bank Insurance Fund ("BIF") and expanded regulation of depository institutions and their affiliates, including parent holding companies. A significant portion of the additional BIF funding will be in the form of borrowings to be repaid by insurance premiums assessed on BIF members. These premium increases would be in addition to the increases in deposit premiums made during 1994. FDICIA provides for an increase in BIF's ratio of reserves to insured deposits to 1.25% within the next 15 years, also to be financed by insurance premiums. The result of these provisions could be a significant increase in the insurance assessment rate on deposits of BIF members over the next 15 years. FDICIA provides authority for special assessments against insured deposits and for the development of a system of assessing deposit insurance premiums based upon the financial institution's risk. FDIC announced in early 1995 that current projections indicate the BIF's ratio of reserves could reach the 1.25% requirement by the second quarter of 1996.

           On September 15, 1992, the FDIC approved final regulations adopting the risk-related deposit insurance system that was proposed in May 1992. The new risk-related regulations, effective January 1, 1994, will initially result in an eight basis point spread between the highest and lowest deposit insurance premiums.  The  strongest  institutions  will  continue  to pay  annual  deposit insurance premiums of 0.23% and the weakest will pay 0.31%. Under the final riskrelated insurance regulations, each insured depository institution will be assigned to one of three categories, "well capitalized," "adequately capitalized" or "less than adequately capitalized" as defined in regulations to be established pursuant to FDICIA by the Federal Reserve and the other federal bank regulatory agencies. These categories will be further subdivided into three subgroups based upon the FDIC's evaluations of the risk posed by the depository institution, based in part on examinations by the institution's primary federal and/or state regulator. F&M's banks have received a "1A" risk classification rating for 1995, the highest possible rating and are paying the minimum premium of $2,000 per bank per year.

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


EMPLOYEES

           At December 31, 1995, F&M had 865 full time and 169 part time employees. No employees are represented by any collective bargaining unit. F&M considers relations with its employees to be good.

ITEM 2.  PROPERTIES

           The principal executive offices of F&M are located in the Yost Building at 38 Rouss Avenue, Winchester, Virginia, a two-story building built in 1784 and owned free of any encumbrances. The Company operates a total of 77 banking offices (68 in Virginia and 9 in West Virginia), 55 of which are owned by the Company or one of the Subsidiary Banks free of any encumbrances, and 22 of which are leased under agreements expiring at various dates, including renewal options, through 2008. The Company also owns additional office facilities for various of its lending, audit, accounting and data processing functions. Additional information regarding F&M's lease agreements may be found under ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 14.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Company has not submitted any matters to its security holders since its Annual Meeting of Shareholders held April 25, 1995.

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

           The following table sets forth the per share high and low last sale prices for the common stock of the Company as reported on the New York Stock Exchange and/or the NASDAQ National Market System, and the cash dividends paid or declared per share on the Common Stock for the period indicated:

                            PRICE RANGE                               CASH
                            HIGH                 LOW                DIVIDENDS

1993
 First Quarter              17.25                15.38                0.140
 Second Quarter             16.50                13.75                0.140
 Third Quarter              16.75                14.25                0.140
 Fourth Quarter             16.50                14.75                0.145

1994
 First Quarter              16.50                15.57                0.145
 Second Quarter             16.25                15.50                0.145
 Third Quarter              17.37                16.00                0.145
 Fourth Quarter             17.25                14.75                0.150

1995
 First Quarter              17.12                15.75                0.150
 Second Quarter             17.37                15.50                0.150
 Third Quarter              18.12                15.62                0.150
 Fourth Quarter             20.00                17.25                0.160

           At December 31, 1995, there were 16,552,324 shares of Common Stock outstanding held by 7,821 holders of record.

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

           The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from the Subsidiary Banks. The Subsidiary Banks are subject to certain legal restrictions on the amount of dividends they are permitted to pay to the Company. At December 31, 1995, the Subsidiary Banks had available for distribution as dividends to the Company approximately $35.4 million.



ITEM 6.           SELECTED FINANCIAL INFORMATION

                  Incorporated herein by reference, as Exhibit 13, to page 1 of the 1995 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Incorporated herein by reference, as Exhibit 13, to pages 12 through 29 of the 1995 Annual Report.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Incorporated herein by reference, as Exhibit 13, to pages 30 through 50 of the 1994 Annual Report.


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


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.          EXECUTIVE COMPENSATION

ITEM 12.          SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Pursuant to General Instruction G(3), the information called for by Part III, Items 10. through 13., is incorporated herein by reference from the Company's definitive proxy statement, dated March 21, 1996, for the Company's Annual Meeting of Shareholders to be held April 23, 1996, which definitive proxy statement was filed with the Commission pursuant to Rule 14a-6 on March 20, 1996. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I under "EXECUTIVE OFFICERS OF THE REGISTRANT".

                                        PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
                  FORM 8-K.

(a) The following documents included in Part II of this report are incorporated by reference to the Company's 1995 Annual Report:

        (1)    Financial Statements                                         Page
               Report of Independent Certified Public Accountants           50
               F&M National Corporation and Subsidiaries:
               Consolidated Balance Sheets at December 31, 1995
                    and 1994                                                30
               Consolidated Statements of Income at December 31, 1995
                    and 1994                                                31
               Consolidated Statements of Changes in Shareholders'
                    Equity for years ended December 31, 1995,
                    1994 and 1993                                           32
               Consolidated Statements in Cash Flows for the periods
                    ended December 31, 1995, 1994 and 1993                  33
               Notes to Financial Statements                                34

        (2)    Financial Statement Schedules

               All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

        (3)    Exhibits.

               (i) Registrant's Articles of Incorporation, as amended and adopted effective April 25, 1995, (filed herewith).

              (ii) Registrant's Bylaws, as amended and adopted effective December 13, 1995 (filed herewith).

      (10)     Material Contracts.

               (i) Form of agreement between seventeen officers of the Registrant under the Registrant's Defined Benefit Deferred Compensation and Salary Continuation Plan (incorporated herein by reference to Exhibit 10(b) to Registration Statement #33-10696, filed on December 9,
                         1986).

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

           (v) Incorporated herein by reference is the Agreement and Plan of Reorganization and Plan of Merger dated November 22, 1995, between the Registrant and FB&T Financial Corporation, filed as Appendix I and Exhibit A, respectively, of the Proxy Statement and Prospectus which is part of Registration Statement No. 333-363 on Form S-4, January 22, 1996.

           (vi) The Registrant entered into Executive Severance Agreements with the following Executive Officers of the Registrant on December 1, 1995: Jack R. Huyett, Betty H. Carroll, Alfred B. Whitt, and
                         F. Dixon Whitworth, Jr. (form of agreement filed herewith).

      (11)     Statement re computation of per share earnings (filed herewith).

      (13) Portions of the 1995 Annual Report to Shareholders for the fiscal year ended December 31, 1995 (filed herewith).

      (21)     Subsidiaries of the Registrant (filed herewith).

      (23) Consent of Yount, Hyde & Barbour, P. C., Certified Public Accountants (filed herewith).

      (27)     Financial Data Schedule (filed herewith).

(b)            Reports on Form 8-K.

               During 1995, the Company filed the following reports:

                 (i) January 11, 1995, under ITEM 5. to report the Registrant's Board granting authority to its management to purchase up to 250,000 shares of the Registrant's common stock on the open market for general corporate purposes.

                (ii) February 21, 1995, under ITEM 5. to report discontinuance and sale of the assets of four of the Registrant's non-bank subsidiaries.

               (iii) April 12, 1995, under ITEMS 2. and 7., to report the consummation of the merger of Bank of the Potomac with and into the Registrant.

                (iv) November 24, 1995, under ITEM 5. to report approval of a definitive agreement for the affiliation of FB&T Financial Corporation with and into the Registrant.

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 20th day of March, 1996:

                                                F&M NATIONAL CORPORATION
                                                Winchester, Virginia


                                         /s/
                                         W. M. Feltner, Chairman of the Board
                                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 20th day of March, 1996:

SIGNATURE                          TITLE

/s/                                Chairman of the Board, Chief Executive
W. M. FELTNER                      Officer, Director

/s/                                President, Chief Administrative Officer,
JACK R. HUYETT                     Director

/s/                                Principal Accounting and Financial Officer,
ALFRED B. WHITT                    Secretary

/s/
FRANK ARMSTRONG, III               Director

/s/
JAMES L. BOWMAN                    Director

/s/
BETTY H. CARROLL                   Director

/s/
WILLIAM H. CLEMENT                 Director

/s/
WILLIAM R. HARRIS                  Director

/s/
L. DAVID HORNER, III               Director

/s/
WILLIAM A. JULIAS                  Director

/s/                                Director
GEORGE L. ROMINE

/s/
JOHN S. SCULLY, III                Director

/s/
J. D. SHOCKEY, JR.                 Director

/s/
FRED G. WAYLAND, JR.               Director


C. RIDGELY WHITE                     Director

/s/
F. DIXON WHITWORTH, JR.              Director