Form 10-Q
period 1996-03-31
F&M NATIONAL CORP
filed 1996-05-14
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549


                                      FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1996               Commission File No. 0-5929


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

                                  19,095,349 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     March 31,     December 31,
                                                     1996          1995
Assets:
   Cash and due from banks                           $  101,953    $  107,642
   Interest-bearing deposits in other banks                 571           100
   Securities-held to maturity(market value
     March 31, 1996-$327,857;
     December 31, 1995, $341,313)                       325,763       331,550
   Securities - available for sale
                (at market value)                       275,066       279,517

   Federal funds sold and securities
     purchased under agreements to resell                87,650        80,901

   Loans                                              1,246,363     1,209,308
     Unearned income                                     (6,623)       (6,418)
       Loans (net of unearned income)                 1,239,740     1,202,890
     Allowance for loan losses                          (17,350)      (17,211)

       Net loans                                      1,222,390     1,185,679

   Bank premises and equipment, net                      40,932        38,405
   Other assets                                          56,772        53,095

     Total assets                                    $2,111,097    $2,076,889


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits:
     Non-interest bearing                            $  292,309    $  292,200
     Interest bearing                                 1,521,894     1,482,791
       Total deposits                                 1,814,203     1,774,991

   Federal funds purchased and securities
     sold under agreements to repurchase                 44,252        48,466

   Federal Home Loan Bank advances                        2,638         4,737
   Other short-term borrowings                           14,618        18,792
   Long-term debt                                         3,675         3,225
   Other liabilities                                     19,784        16,262

       Total liabilities                             $1,899,170    $1,866,473


F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     March 31,     December 31,
                                                     1996          1995

Stockholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                  0             0

   Common stock par value $2.00 per
     share, authorized 30,000,000 shares:
     issued March 31, 1996 - 19,095,349
     shares; issued December 31,
     1995-19,069,901 shares                              38,191        38,140

   Capital surplus                                       63,751        63,087
   Retained earnings                                    109,417       105,730
   Unrealized gain (loss) on securities
     available for sale, net                                568         3,459

       Total shareholders' equity                       211,927       210,416

Total liabilities and
   shareholders' equity                              $2,111,097    $2,076,889

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)



                                                (Unaudited)
                                                For the Three Months
                                                Ended March 31,
                                                1996              1995


 Interest and fees on loans                     $ 28,450          $ 26,424

 Securities held to maturity:
  Taxable interest income                          4,572             4,265
  Interest income exempt from
    Federal income taxes                             398               518

 Securities available for sale:
  Taxable interest income                          4,197             3,592
  Dividend income                                    121               114

   Total security interest income                  9,288             8,489

 Interest on federal funds sold
  and securities purchased
  under agreements to resell                       1,008               669
 Interest on deposits in banks                         5                11

  Total interest income                           38,751            35,593

Interest expense:
 Interest on deposits                             16,166            13,452
 Interest on short-term
  borrowings                                         446               535
 Interest on long-term debt                           82                58

  Total interest expense                          16,694            14,045

  Net interest income                             22,057            21,548

Provision for loan losses                            472               362
 Net interest income after
  provision for loan losses                       21,585            21,186

/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)



                                                (Unaudited)
                                                For the Three Months
                                                Ended March 31,
                                                1996              1995

Other Income:
 Commissions and fees from
  fiduciary activities                          $   547           $   436
 Service charges on deposit
  accounts                                        1,849             1,808
 Credit card fees                                   777               756
 Fees for other customer services                   458               349
 Other operating income                           1,259             1,125
 Profits on securities available
  for sale                                           25                 7
 Investment securities gains, net                     0                 8
   Total other income                             4,915             4,489

Other Expenses:
 Salaries and employee benefits                   8,516             8,269
 Net occupancy expense of premises                1,320             1,333
 Furniture and equipment expense                  1,156             1,008
 Deposit insurance                                   23               832
 Credit card expense                                461               353
 Other operating expense                          4,765             4,173
   Total other expense                           16,241            15,968
    Income before income tax expense             10,259             9,707
    Income tax expense                            3,529             3,186

    Net income                                  $ 6,730           $ 6,521

Earnings per average share:
 (1996 - 19,056,428 shares;
  1995 - 19,027,476 shares)

 Net income per share                           $ 0.35            $ 0.34

 Dividends per share                            $ 0.16            $ 0.14



See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(000 OMITTED)

                                                               Unrealized
                                                               Gain
                                                               (Loss) on
                                                               Securities
                              Common    Capital    Retained    Available
                              Stock     Surplus    Earnings    for Sale-Net     Total
Balances:
January 1, 1995               $37,638   $61,408    $ 92,753       (6,942)       $184,857

Net income                                            6,521                        6,521
Cash dividends                                       (2,571)                      (2,571)
Acquisition of common
  stock                          (101)     (629)                                    (730)
Issuance of authorized
common stock:
  Dividend reinvestment
   plan                            72       491                                      563
  Stock options                    24        61                                       85
  Stock options under
   non-variable
   compensatory plan                        207                                      207
  Sale of common stock             24       176                                      200
  Employee Stock Ownership
    Plan                           75       525                                      600
  Market value adjustment,
   net of income tax                                             3,478             3,478
Balances:
 March 31, 1995               $37,732   $62,239    $ 96,703    $(3,464)         $193,210



Balances:
January 1, 1996               $38,140   $63,087    $105,730    $ 3,459          $210,416

Net Income                                            6,730                        6,730
Cash dividends                                       (3,043)                      (3,043)
Acquisition of common
  stock                           (85)     (734)                                    (819)
Issuance of authorized
  common stock:
  Stock options                    38       101                                      139
   Stock options under
    non-variable
    compensatory plan                       500                                      500
   Employee stock
    ownership plan                 98       797                                      895
   Market value adjustment,
    net of income tax                                           (2,891)           (2,891)
Balances:
March 31, 1996                $38,191   $63,751    $109,417    $   568          $211,927

See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                            (Unaudited)
                                                            Consolidated for the
                                                            Three Months Ended
                                                            March 31,     March 31,
                                                            1996          1995
Cash Flows From Operating Activities
  Net income                                                $  6,730      $  6,521
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                               1,138           895
   Provision for loan losses                                     472           362
   Profits on securities available for sale                      (25)           (7)
   Profits on securities held to maturity                          0            (8)
   Increase (decrease) in other assets                        (3,739)          612
   Increase in other liabilities                               3,522         3,630

   Net cash provided by operating activities                   8,098        12,005

Cash Flows From Investing Activities
  Increase in interest-bearing
   deposits in other banks                                      (471)          (70)
  Proceeds from maturities, calls, and sales
   of available for sale securities                           15,838        12,405
  Purchase of securities available for sale                  (14,253)       (5,124)
  Proceeds from maturities and calls of investment
   securities                                                 34,181        23,391
  Purchase of investment securities                          (28,394)       (5,427)
  Increase in federal funds sold
   and securities purchased under agreements
   to resell                                                  (6,749)      (38,541)
  Net increase in loans                                      (38,255)      (14,338)
  Purchases of bank premises and equipment                    (3,469)       (1,514)
  Proceeds from sale of OREO                                   1,438         1,861
    Net cash (used in) investing activities                  (40,134)      (27,357)

Cash Flows From Financing Activities
  Net (decrease) increase in noninterest-
   bearing and interest-bearing demand
   deposits and savings accounts                                 418       (64,529)
  Net increase in certificates of deposit                     38,794        80,416
  Dividends paid                                              (3,043)       (2,571)
  Decrease in other short-term borrowings                    (10,487)       (5,422)
  Increase in long-term debt                                     450           407
  Acquisition of common stock                                   (819)         (730)
  Net proceeds from issuance of common stock                   1,034         1,448

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)

                                                         (Unaudited)
                                                         Consolidated for the
                                                         Three Months Ended
                                                         March 31,    March 31,
                                                         1995         1995

Net cash provided by financing activities                  26,347        9,019

   (Decrease) in cash and
    cash equivalents                                       (5,689)      (6,333)

Cash and Cash Equivalents
  Beginning                                               107,642       94,508

  Ending                                                  101,953       88,175


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                             16,926       13,453
   Interest paid on other short-term
    borrowings                                                446          535

                                                           17,372       13,988

  Income taxes                                                --            10

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1996 - 50,000 shares;
   1995 - 26,000 shares                                       500          207

  Loan balances transferred to foreclosed
   properties                                               1,072        5,532

  Market value adjustment available for
   sale securities                                         (4,448)       5,351





See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995


l. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and December 31, 1995, and the results of operations and changes in cash flows for the three months ended March 31, 1996 and 1995. The statements should be read in conjunction with the Notes to Financial Statements included in the F&M's Annual Report for the year ended December 31, 1995.

2. F&M acquired FB&T Financial Corporation effective March 29, 1996. The transaction was accounted for using the pooling-of-interest method of accounting. Accordingly, the financial statements of F&M have been restated for all periods presented to reflect the acquisition. See Note 8 for further details.

3. The results of operations for the three-month periods ended March 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

4. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of March 31, 1996, are as follows:


                                 March 31, 1996 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value

U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $293,254     $3,651       ($2,065)     $294,840
Corporate securities                  984         51           --          1,035
Obligations of states and
 political subdivisions            31,525        654          (197)       31,982
                                 $325,763     $4,356       ($2,262)     $327,857

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995


F&M's amortized cost and market value of the available for sale securities as of March 31, 1996, are as follows:

                                 March 31, 1996 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $259,544     $2,384       ($2,046)     $259,882
Corporate securities                7,608        554            (5)        8,157
Obligations of states and
 political subdivisions             7,007         20            --         7,027
                                 $274,159     $2,958       ($2,051)     $275,066


5.  F&M's loan portfolio is composed of the following:

                                                   March 31,      December 31,
                                                   1996           1995
                                                   (000 Omitted)

Loans
 Commercial, financial and agricultural            $  176,565     $  161,798
 Real estate-construction                              51,651         51,900
 Real estate-mortgage                                 863,044        838,630
 Installment loans to individuals                     155,103        156,980

Total loans                                         1,246,363      1,209,308
Less: Unearned income                                  (6,623)        (6,418)
      Allowance for loan losses                       (17,350)       (17,211)

Loans, net                                         $1,222,390     $1,185,679

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995



6.  Reserve for Loan Losses:


                                                   March 31,      December 31,
                                                   1996           1995
                                                   (000 Omitted)

Balance at January 1                               $  17,211      $  16,795
Provision charged to operating expense                   472          2,148
Recoveries added to the reserve                          184            882
Loan losses charged to the reserve                      (517)        (2,614)
Balance at end of period                           $  17,350      $  17,211

Information about impaired loans as of March 31, 1996 is as follows:


Impaired loans for which an allowance
 has been provided                                   $ 5,207,000
Impaired loans for which no allowance
 has been provided                                     2,914,000
Total impaired loans                                 $ 8,121,000

Allowance provided for impaired loans,
 included in the allowance for loan
 losses                                              $ 1,055,000

Average balance in impaired loans                    $ 8,186,000

Interest income recognized                           $    25,000

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $2,899,000.


7.   Earnings and Dividends Paid Per Share:

     The weighted average number of shares outstanding for the three-month periods ended March 31, 1996 and 1995 were 19,056,428 shares and 19,027,476 shares, respectively.

8. FB&T Financial Corporation ("FB&T") and F&M National Corporation entered in to a Definitive Agreement and Plan of Reorganization dated November 22, 1995, and a related Plan of Merger (collectively, the Merger Agreement). The merger entitled the shareholders of FB&T to receive, in a tax-free exchange shares of F&M common stock with an aggregate market value equal to $35.00,

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995


with cash being paid in lieu of issuing fractional shares. The market value of F&M common stock was the average closing price as reported on the New York Stock Exchange for each of the ten trading days immediately preceding the closing date. The merger became effective on March 29, 1996, with an exchange of 2,517,577 shares of F&M National Corporation common stock.

9. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", which established standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets, certain identifiable intangibles to be disposed of became effective for fiscal years beginning after December 15, 1995. The implementation of the Statement did not have a material impact on the Corporation.

10. Statement of Financial Accounting Standards No. 122, "Accounting for Mortgages Servicing Rights", which amended FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", required that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair value of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans (without the mortgage servicing rights) and no cost should be allocated to the mortgage servicing rights. The Statement became effective for transactions in fiscal years beginning after December 15, 1995. The implementation of the Statement did not have a material impact on the Corporation.

11. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights.

F & M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995


     This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable.

     This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The fair value based method is preferable to the Opinion 25 method for purposes of justifying a change in accounting principle under APB Opinion 20, "Accounting Changes". Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this Statement had been applied.

     Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock option plans, the most common type of stock compensation, have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock based compensation plans under Opinion 25, including plans with variable, usually performance-based features.

     The Statement became effective for fiscal years beginning after December 15, 1995. The disclosures must include the pro forma effects of other awards granted in fiscal years beginning after December 31, 1994. The implementation of the Statement did not have a material impact on the Corporation.

12. On April 22, 1996, Allegiance Banc Corporation ("Allegiance"), Bethesda, Maryland, and F&M announced that they have entered into a Definitive Agreement and a Plan of Reorganization and a related Plan of Merger (collectively, the Merger Agreement). The transaction is subject to the approval of regulatory authorities and shareholders of Allegiance. The proposed merger will entitle the shareholders of Allegiance to receive, in a tax-free exchange, shares of F&M common stock with an aggregate market value equal to $15.00, with cash being paid in lieu of issuing fractional shares. The market value of F&M common stock will be its average closing price as reported on the New York Stock Exchange for each of the ten trading days immediately preceding the closing date. It is anticipated that the merger will be effective during the fourth quarter 1996. As of March 31, 1996, Allegiance's total assets were $137.5 million, total deposits were $112.9 million and total shareholders' equity was $11.2 million.




INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F & M National Corporation and Subsidiaries as of March 31, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of F & M National Corporation and Subsidiaries as of December 31, 1995, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
May 13, 1996

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F&M" or the "Corporation").

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

On March 29, 1996, FB&T Financial Corporation ("FB&T"), Fairfax, Virginia, became a wholly-owned subsidiary of the Corporation with a tax-free exchange of 2,517,577 shares of F&M common stock for all of the outstanding shares of FB&T. The merger of FB&T has been accounted for as a pooling of interests and, therefore, all financial statements have been restated to reflect the merger.


FINANCIAL CONDITION

Total assets on March 31, 1996, amounted to $2.111 billion, up $174.1 million or 9.0% from $1.937 billion at March 31, 1995. Total assets at December 31, 1995, were $2.077 billion. For the first three months 1996, total assets averaged $2.078 billion, 9.0% above the first three months 1995 average of $1.907 billion.

Total loans, net of unearned income, amounted to $1.240 billion at March 31, 1996, an increase of $87.8 million (7.6%) from $1.152 billion at March 31, 1995. At December 31, 1995, total loans, net, were $1.203 billion. Total loans (net) as a percent of total assets were 58.7% at March 31, 1996, as compared to 59.5% at March 31, 1995, and 57.9% at December 31, 1995. Net loan volume for the first three months 1995 was $36.9 million as compared to $8.8 million for the first three months 1995. The 1996 increase in loan volume is related to secondary market funding of $30.4 million invested in FHA and VA government guaranteed residential real estate.

On March 31, 1996, the securities portfolio totalled $600.8 million, which was $60.2 million (11.1%) higher than the year before and $10.2 million (1.7%) lower than at December 31, 1995. The additional funds invested in the securities portfolio is an effort to balance the asset risk portfolio by acquiring U. S. government and U. S. Agency securities. Federal funds sold and securities purchased under agreements to resell were $87.7 million on March 31, 1996, $6.7 million (8.3%) higher than $80.9 million outstanding at December 31, 1995. The large increase in federal funds sold is the result of a short-term time deposit promotion. It is anticipated that as loan demand and securities yields improve, funds will be invested in these higher yielding investments.

Financial Accounting Standards Board Pronouncement #115 requires the Corporation to show the effect of market changes in the value of securities available for sale (AFS). The market value of AFS securities at March 31, 1996, was $275.1 million as compared to $279.5 million at year end 1995. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes, is reflected as a line in Stockholders' Equity which was $568 thousand at March 31, 1996, which has decreased from year end 1995 by $2.9 million. Loan rates increased slightly in 1996, thereby causing bond portfolio yields to decline resulting in a reduction in the securities portfolio market value.

Total deposits increased $137.3 million (8.2%) to $1.814 billion at March 31, 1996, compared to one year earlier. At December 31, 1995, total deposits were $1.775 billion. F&M offers attractive, yet competitive rates, that have contributed to the increase in deposits.

Long-term debt of $3.7 million consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low income housing.


RESULTS OF OPERATIONS

Net income for the first three months of 1996 amounted to $6.730 million, increasing $209 thousand or 3.2% from $6.521 million for the first three months of 1995. The yield on interest-earning assets was 8.17% for the first quarter 1996 as compared to 8.27% for 1995 and the yield on interest-bearing liabilties was 4.27% for the first quarter 1996 as compared to 3.88% for the first quarter 1995. Net interest income was positively affected by the collection of interest and fees on real estate which had previously been on nonaccrual of interest.

Return on average assets was 1.30% for the first three months of 1996, compared with 1.37% for the same period in 1995 and 1.26% for the year 1995. F&M's return on average equity was 12.64% for the first three months of 1996 and 12.44% for the year 1995. Return on average equity was 13.59% for the first three months 1995.

Net interest income totaled $22.1 million for the first three months of 1996, a $509 thousand (2.4%) increase over F&M's performance for the first three months of 1995. The net interest margin for the first three months 1996 was 4.68%, down 34 basis points from 5.02% for the first three months of 1995. The decrease in net interest margin is the result of a reduction in the prime interest rate affecting adjustable rate loans and the delayed effect on a reduction in rates on fixed rate interest-bearing deposits.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $24.3 million at March 31, 1996, a decrease of $3.1 million (11.3%) from $27.4 million at December 31, 1995. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at March 31, 1996, were $10.7 million, or 0.86% of total loans, compared to $13.3 million, or 1.10% of total loans at December 31, 1995.
Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $3.8 million at December 31, 1995, and also $5.2 million at March 31, 1996.

Foreclosed properties consists of 31 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At March 31, 1996, foreclosed properties were $10.8 million as compared to $14.0 million at December 31, 1995. During the first quarter 1995, F&M acquired through foreclosure approximately 1,000 acres of real estate located in Jefferson County, West Virginia, valued in excess of $4 million. F&M intends to market this property and dispose of it as expediently as possible. F&M does not expect to realize any material loss in the final disposition of this or any of its foreclosed property.

In March 1996, F&M National Corporation acquired approximately 247 acres in Jefferson County, West Virginia, for development purposes. The development project consists of single family residential lots with sales to be directed towards the commuter market. F&M National Corporation has established a $500 thousand contingency reserve to account for development costs such as installing roads and utilities associated with the project.

The allowance for loan losses was $17.4 million at March 31, 1996, as compared to $17.2 million at year end 1995. The allowance for loan losses increased $139 thousand in the first three months 1996 as compared to $307 thousand for the first three months 1995. The decrease in the allowance for loan losses was a result of improvement in credit quality of the loan portfolio.

Total noninterest income decreased $426 thousand or 9.5% from $4.489 million for the first three months of 1995 to $4.915 million for the first three months of 1996. For the first three months 1996, gains on securities available for sale were $25 thousand or 0.5% of total noninterest income, whereas, for the first three months of 1995 securities gains were $15 thousand or 0.3% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio. Credit card fees were $777 thousand for the first quarter 1996, up $21 thousand (2.8%) over the first quarter 1995 as a result of a marketing effort to attract new credit card customers. Other operating income increased $134 thousand, up $1.125 million for the first three months 1995 to $1.259 million for the first three months of 1996. Other operating income consists of other fees and charges that have increased due to a change in the mix of charges for transactions.

Total noninterest expenses increased $273 thousand or 1.7% from $16.0 million for the first three months 1995 to $16.2 million for the first three months 1996. Salary expense increased $247 thousand or 3.0% from $8.3 million for the first three months 1995 to $8.5 million for the first three months 1996 as a result of normal increases in salaries and benefits. The cost of net occupancy expense has decreased $13 thousand (-0.1%) from $1.333 million for the first three months of 1995 to $1.320 million for the first three months of 1996, as a result of some branches becoming fully depreciated. Furniture and equipment expense has increased $148 thousand (14.7%) from $1.0 million for the first three months 1995 to $1.2 million for the first three months 1996, which reflects an increase in the acquisition of new furniture and equipment. Deposit insurance was $23 thousand for the first three months 1996, down $809 thousand for the same period 1995 as a result of the FDIC deposit insurance fund achieving a level deemed to be adequate to protect deposits; therefore, premiums were adjusted to reflect this achievement. Credit card expense was up $108 thousand from $353 thousand for the first three months 1995 to $461 thousand for the first three months 1996 as a result of direct marketing and offering new products. Other operating expense increased $592 thousand from $4.2 million for the first three months of 1995 to $4.8 million for the first three months 1996 primarily due to a $500 thousand contingency reserve established to account for developmental costs in Jefferson County, West Virginia.

Income taxes increased $343 thousand (10.8%) from $3.2 million for the first three months of 1995 to $3.5 million for the first three months of 1996. The increase in income taxes is the result of greater amounts of income subject to income taxes.


ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans which has a positive impact on net income.

Total loan charge-offs less recoveries, amounted to $333 thousand for the first three months of 1996, representing a ratio of net charge-offs to total average loans, net of unearned income, of 0.10%, annualized. This compares to 1995 twelve-month net charge-offs of $1.7 million, or 0.15% of average loans.


As of March 31, 1996, loans on a non-accrual basis amounted to $10.5 million, or 0.9% of total loans, net of unearned discount and loans 90 days or more past due and still accruing totaled $5.2 million, or 0.4% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At March 31, 1996, the potential problem loans included six lending relationships with principal balances in excess of $500,000 which had an aggregate principal balance outstanding of $10.813 million.


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

F&M's risk-based capital position at March 31, 1996 was $200.0 million, or 15.7% of risk-weighted assets, for Tier I capital and $216.0 million, or 16.9% for total risk based capital.

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


ITEM 1.  LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Registrant or any of its subsidiaries, directors or officers is a party or by which they, or any of them, are threatened. All legal proceedings presently pending or threatened against F & M and its subsidiaries involve routine litigation incidental to the business of F&M or the subsidiary involved and are either not material in respect to the amount in controversy or fully covered by insurance.

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

      (2)  Plan of Acquisition, Reorganization, Arrangement,
           Liquidation, or Succession - not applicable.

      (4)  Instruments Defining the Rights of Security Holders
           Including Indentures - not applicable.

     (11)  Statement re Computation of Per Share Earnings.

           Incorporated herein by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1995, filed with the Commission on March 28, 1996 under Exhibit 11.

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

     (22) Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable.

     (23)  Consent of Experts and Counsel - not applicable.

     (24)  Power of Attorney - not applicable.

     (27)  Financial Data Schedules - Included herein as Exhibit 27.

     (99)  Additional Exhibits - None.

FORM 10-Q   PART II - OTHER INFORMATION



(b)  Reports on Form 8-K.

     1.    Date of Report.       April 11, 1996.
           Item(s) Reported.     The filing of Form 8-K as Items 2. and 7.
                                 relative to the consummation of the
                                 acquisition and merger of FB&T Financial
                                 Corporation, Fairfax, Virginia, with the
                                 Registrant.

     2.    Date of Report.       April 22, 1996.
           Item(s) Reported.     The filing of Form 8-K as Item 5. relative
                                 to the announcement that the Registrant
                                 had entered into an Agreement and Plan of Reorganization with Allegiance Banc
                                 Corporation, Bethesda, Maryland.

     3.    Date of Report.       May 10, 1996
           Item(s) Reported.     The filing of Form 8-K as Item 5. relative
                                 to the announcement that the Board of
                                 Directors of the Registrant had approved purchase of up to 150,000 shares of the Registrant's common stock in the open market.

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



Date:  May 14, 1996