Form 10-Q
period 1996-06-30
F&M NATIONAL CORP
filed 1996-08-13
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549


                                      FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1996                Commission File No. 0-5929


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

                                  19,002,781 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     June 30,      December 31,
                                                     1996          1995
Assets:
   Cash and due from banks                           $  105,499    $  107,642
   Interest-bearing deposits in other banks                 520           100
   Securities-held to maturity(market value
     June 30, 1996-$319,925;
     December 31, 1995, $341,313)                       320,371       331,550
   Securities-available for sale
              (at market value)                         288,531       279,517

   Federal funds sold and securities
     purchased under agreements to resell                49,423        80,901

   Loans                                              1,275,477     1,209,308
     Unearned income                                    (7,016)        (6,418)
       Loans (net of unearned income)                 1,268,461     1,202,890
     Allowance for loan losses                          (17,342)      (17,211)

       Net loans                                      1,251,119     1,185,679

   Bank premises and equipment, net                      41,174        38,405
   Other assets                                          57,746        53,095

     Total assets                                    $2,114,383    $2,076,889


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits:
     Non-interest bearing                            $  306,316    $  292,200
     Interest bearing                                 1,510,430     1,482,791
       Total deposits                                 1,816,748     1,774,991

   Federal funds purchased and securities
     sold under agreements to repurchase                 35,774        48,466

   Federal Home Loan Bank advances                        3,537         4,737
   Other short-term borrowings                           24,252        18,792
   Long-term debt                                         4,575         3,225
   Other liabilities                                     17,671        16,262

       Total liabilities                             $1,902,555    $1,866,473

/TABLE

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     June 30,      December 31,
                                                     1996          1995

Stockholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                  0             0

   Common stock par value $2.00 per
     share, authorized 30,000,000 shares:
     issued June 30, 1996 - 19,002,781
     shares; issued December 31,
     1995-19,069,901 shares                              38,006        38,140

   Capital surplus                                       61,413        63,087
   Retained earnings                                    113,521       105,730
   Unrealized gain (loss) on securities
     available for sale, net                             (1,112)        3,459

       Total shareholders' equity                       211,828       210,416

Total liabilities and
   shareholders' equity                              $2,114,383    $2,076,889

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)



                                        (Unaudited)               (Unaudited)
                                        For the Six Months        For the Quarter
                                        Ended June 30,            Ended June 30,
                                        1996        1995          1996        1995


 Interest and fees on loans             $ 57,186    $ 53,605      $ 28,736    $ 27,181

 Securities held to maturity:
  Taxable interest income                  9,282       8,632         4,710       4,367
  Interest income exempt from
    Federal income taxes                     769       1,016           371         498

 Securities available for sale:
  Taxable interest income                  8,369       7,132         4,172       3,540
  Dividend income                            254         228           133         114
   Total security interest income         18,674      17,008         9,386       8,519

 Interest on federal funds sold
  and securities purchased
  under agreements to resell               2,036       1,914         1,028       1,245
 Interest on deposits in banks                12          18             7           7
  Total interest income                   77,908      72,545        39,157      36,952

Interest expense:
 Interest on deposits                     32,192      28,618        16,026      15,166
 Interest on short-term
  borrowings                                 903       1,014           457         479
 Interest on long-term debt                  161         127            79          69

  Total interest expense                  33,256      29,759        16,562      15,714

  Net interest income                     44,652      42,786        22,595      21,238

Provision for loan losses                  1,028         582           556         220
 Net interest income after
  provision for loan losses               43,624      42,204        22,039      21,018

/TABLE

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)



                                            (Unaudited)             (Unaudited)
                                            For the Six Months      For the Quarter
                                            Ended June 30,          Ended June 30,
                                            1996        1995        1996       1995

Other Income:
 Commissions and fees from
  fiduciary activities                      $ 1,080     $   886         533        450
 Service charges on deposit
  accounts                                    3,827       3,657       1,978      1,849
 Credit card fees                             1,606       1,521         829        765
 Fees for other customer services               819         593         361        244
 Other operating income                       2,062       2,400         803      1,275
 Profits on securities available
  for sale                                       26         340           1        333
 Investment securities gains, net                 0          17           0          9
   Total other income                         9,420       9,414       4,505      4,925

Other Expenses:
 Salaries and employee benefits              16,786      16,308       8,270      8,039
 Net occupancy expense of
  premises                                    2,541       2,553       1,221      1,220
 Furniture and equipment expense              2,479       2,124       1,323      1,116
 Deposit insurance                               42       1,849          19      1,017
 Credit card expense                          1,008         941         547        588
 Other operating expense                      8,953       8,754       4,188      4,581
  Total other expense                        31,809      32,529      15,568     16,561
   Income before income tax expense          21,235      19,089      10,976      9,382
   Income tax expense                         7,345       6,342       3,816      3,156

    Net income                              $13,890     $12,747     $ 7,160    $ 6,226

Earnings per average share:
 (1996 - 19,040,752 shares;
  1995 - 18,962,935 shares)

 Net income per share                       $ 0.73      $ 0.67      $ 0.38     $ 0.33

 Dividends per share                        $ 0.32      $ 0.27      $ 0.16     $ 0.13



See Accompanying Notes to Consolidated Financial Statements
/TABLE

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(000 OMITTED)

                                                               Unrealized
                                                               Gain
                                                               (Loss) on
                                                               Securities
                              Common    Capital    Retained    Available
                              Stock     Surplus    Earnings    for Sale-Net     Total
Balances:
January 1, 1995               $37,638   $61,408    $ 92,753       (6,942)       $184,857
Net income                                           12,747                       12,747
Cash dividends                                       (5,238)                      (5,287)
Acquisition of common
  stock                          (155)   (1,041)                                  (1,196)
Issuance of authorized
 common stock:
  Stock dividend, FB&T
   Financial Corporation          232       836      (1,068)                         --
  Dividend reinvestment
   plan                           145       991                                    1,136
  Stock options                    24        99                                      123
  Stock options under
   non-variable
   compensatory plan                        207                                      207
  Sale of common stock             24       176                                      200
  Employee Stock Ownership
    Plan                           75       525                                      600
  Market value adjustment,
   net of income tax                                             7,578             7,578
Balances:
 June 30, 1995                $37,983   $63,201    $ 99,194    $   636          $201,014


Balances:
January 1, 1996               $38,140   $63,087    $105,730    $ 3,459          $210,416
Net Income                                           13,890                       13,890
Cash dividends                                       (6,099)                      (6,099)
Acquisition of common
  stock                          (415)   (3,150)                                  (3,565)
Issuance of authorized
  common stock:
  Stock options                   176       120                                      296
   Stock options under
    non-variable
    compensatory plan                       500                                      500
   Employee stock
    ownership plan                105       856                                      961
   Market value adjustment,
    net of income tax                                           (4,571)           (4,571)
Balances:
June 30, 1996                 $38,006   $61,413    $113,521    $(1,112)         $211,828

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                            (Unaudited)
                                                            Consolidated for the
                                                            Six Months Ended
                                                            June 30,      June 30,
                                                            1996          1995
Cash Flows From Operating Activities
  Net income                                                $ 13,890      $ 12,747
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                               1,138         2,620
   Provision for loan losses                                   1,028           582
   Profits on securities available for sale                      (26)         (339)
   Profits on securities held to maturity                          0           (17)
   Increase in other assets                                   (3,225)         (299)
   Increase in other liabilities                               1,409         4,825

   Net cash provided by operating activities                  14,214        20,119

Cash Flows From Investing Activities
  (Increase) in interest-bearing
   deposits in other banks                                      (420)          (87)
  Proceeds from maturities, calls, and sales
   of available for sale securities                           32,316        38,937
  Purchase of securities available for sale                  (48,336)      (22,751)
  Proceeds from maturities and calls of investment
   securities                                                 61,312        47,007
  Purchase of investment securities                          (50,133)      (39,795)
  (Increase) decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                  31,478       (59,943)
  Net increase in loans                                      (67,540)      (25,987)
  Purchases of bank premises and equipment                    (3,711)       (2,883)
  Proceeds from sale of OREO                                   2,411             0
    Net cash (used in) investing activities                  (42,623)      (65,502)

Cash Flows From Financing Activities
  Net increase (decrease) in noninterest-
   bearing and interest-bearing demand
   deposits and savings accounts                              12,354       (57,944)
  Net increase in certificates of deposit                     29,401       118,168
  Dividends paid                                              (6,099)       (5,238)
  Decrease in other short-term borrowings                     (8,432)         (735)
  Increase in long-term debt                                   1,350           537
  Acquisition of common stock                                 (3,565)       (1,196)
  Net proceeds from issuance of common stock                   1,257         2,059

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)

                                                         (Unaudited)
                                                         Consolidated for the
                                                         Six Months Ended
                                                         June 30,     June 30,
                                                         1995         1995

Net cash provided by financing activities                  26,266       55,651

   Increase (decrease) in cash and
    cash equivalents                                       (2,143)      10,268

Cash and Cash Equivalents
  Beginning                                               107,642       94,508

  Ending                                                  105,499      104,776


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                             33,142       29,795
   Interest paid on other short-term
    borrowings                                                903        1,014

                                                           34,045       30,809

  Income taxes                                              5,782        3,853

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1996 - 50,000 shares;
   1995 - 26,000 shares                                       500          207

  Loan balances transferred to foreclosed
   properties                                               1,072        6,257

  Market value adjustment available for
   sale securities                                         (7,032)      11,658





See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


l. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and December 31, 1995, and the results of operations and changes in cash flows for the six months ended June 30, 1996 and 1995. The statements should be read in conjunction with the Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1995.

2. F&M acquired FB&T Financial Corporation effective March 29, 1996. The transaction was accounted for using the pooling-of-interest method of accounting. Accordingly, the financial statements of F&M have been restated for all periods presented to reflect the acquisition. See Note 8 for further details.

3. The results of operations for the six-month periods ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

4. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of June 30, 1996, are as follows:


                                 June 30, 1996 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value

U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $287,536     $2,366       ($2,922)     $286,980
Corporate securities                1,489         32          (146)        1,375
Obligations of states and
 political subdivisions            31,346        521          (297)       31,570
                                 $320,371     $2,919       ($3,365)     $319,925

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


F&M's amortized cost and market value of the available for sale securities as of June 30, 1996, are as follows:

                                 June 30, 1996 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $274,836     $1,303       ($3,114)     $273,025
Corporate securities                7,933         43            (5)        7,971
Mortgage-backed securities            660         22             0           682
Other                               6,857          0            (4)        6,853
                                 $290,286     $1,368       ($3,123)     $288,531


5.  F&M's loan portfolio is composed of the following:

                                                   June 30,       December 31,
                                                   1996           1995
                                                   (000 Omitted)

Loans-held to maturity (HTM):
 Commercial, financial and agricultural            $  177,182     $  161,798
 Real estate-construction                              56,649         51,900
 Real estate-mortgage                                 883,126        838,630
 Installment loans to individuals                     158,520        156,980
Total loans                                         1,275,477      1,209,308
Less: Unearned income                                  (7,016)        (6,418)
      Allowance for loan losses                       (17,342)       (17,211)

Loans, net                                         $1,251,119     $1,185,679

F&M had $11,100,000 in non-performing loans at June 30, 1996.

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


6.  Reserve for Loan Losses:


                                                   June 30,       December 31,
                                                   1996           1995
                                                   (000 Omitted)

Balance at January 1                               $  17,211      $  16,795
Provision charged to operating expense                 1,028          2,148
Recoveries added to the reserve                          338            882
Loan losses charged to the reserve                    (1,235)        (2,614)
Balance at end of period                           $  17,342      $  17,211


7.   Earnings and Dividends Paid Per Share:

     The weighted average number of shares outstanding for the six-month periods ended June 30, 1996 and 1995 were 19,040,752 shares and 18,962,935 shares, respectively.

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

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


     The Statement became effective for fiscal years beginning after December 15, 1995. The disclosures must include the pro forma effects of other awards granted in fiscal years beginning after December 31, 1994. The implementation of the Statement did not have a material impact on the Corporation.

12. On April 22, 1996, Allegiance Banc Corporation ("Allegiance"), Bethesda, Maryland, and F&M announced that they entered into a Definitive Agreement and a Plan of Reorganization and a related Plan of Merger. The transaction is subject to the approval of regulatory authorities and shareholders of Allegiance. The proposed merger will entitle the shareholders of Allegiance to receive, in a tax-free exchange, shares of F&M common stock with an aggregate market value equal to $15.00, with cash being paid in lieu of issuing fractional shares. The market value of F&M common stock will be its average closing price as reported on the New York Stock Exchange for each of the ten trading days immediately preceding the closing date. It is anticipated that the merger will be effective during the fourth quarter 1996. As of June 30, 1996, Allegiance's total assets were $133.2 million, total deposits were $116.8 million and total shareholders' equity was $12.4 million.




INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F & M National Corporation and Subsidiaries as of June 30, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of F & M National Corporation and Subsidiaries as of December 31, 1995, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1996, except for Notes 10 and 21 as to which the date is April 22, 1966, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
August 9, 1996

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


FINANCIAL CONDITION

Total assets on June 30, 1996, amounted to $2.114 billion, up $119.2 million or 6.0% from $1.995 billion at June 30, 1995. Total assets at December 31, 1995, were $2.077 billion. For the first six months 1996, total assets averaged $2.094 billion, 8.6% above the first six months 1995 average of $1.929 billion.

Total loans, net of unearned income, amounted to $1.268 billion at June 30, 1996, an increase of $106.2 million (9.1%) from $1.162 billion at June 30, 1995. At December 31, 1995, total loans, net, were $1.203 billion. Total loans (net) as a percent of total assets were 60.0% at June 30, 1996, as compared to 58.3% at June 30, 1995, and 57.9% at December 31, 1995. Net loan volume for the first six months 1996 was $67.5 million as compared to $26.0 million for the first six months 1995. The 1996 increase in loan volume was affected by increased customer demand, secondary market funding of $36.2 million invested in FHA and VA government guaranteed residential real estate, and the purchase of $5.2 million adjustable rate FHA mortgage loans.

On June 30, 1996, the securities portfolio totalled $608.9 million, which was $57.9 million (10.5%) higher than the year before and $2.2 million (-0.4%) lower than at December 31, 1995. Funds invested in the securities portfolio are an effort to balance the asset risk portfolio by acquiring U. S. government and U. S. Agency securities. Federal funds sold and securities purchased under agreements to resell were $49.4 million on June 30, 1996, $31.5 million (-38.9%) lower than $80.9 million outstanding at December 31, 1995. The large decrease in federal funds sold is the result of increased demand for mortgage loan funding in the secondary market.

Financial Accounting Standards Board Pronouncement #115 requires the Corporation to show the effect of market changes in the value of securities available for sale (AFS). The market value of AFS securities at June 30, 1996, was $288.5 million as compared to $279.442 million at year end 1995. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes, is reflected as a line in Stockholders' Equity which was $-1.112 million at June 30, 1996, a decline from year end 1995 by $4.6 million. Market security yields have improved, thereby causing existing portfolio securities to have a lower value when written to market. The decline in the market value of available for sale securities below book value is a temporary market condition.

Total deposits increased $95.5 million (5.6%) to $1.817 billion at June 30, 1996, compared to one year earlier. At December 31, 1995, total deposits were $1.775 billion. F&M offers attractive, yet competitive rates, that have contributed to the increase in deposits.

Long-term debt of $4.575 million consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low income housing.


RESULTS OF OPERATIONS

Net income for the first six months of 1996 amounted to $13.890 million, increasing $1.143 million or 9.0% from $12.747 million for the first six months of 1995. The yield on interest-earning assets was 8.17% for the first six months of 1996 as compared to 8.28% for the first six months 1995 and the yield on interest-bearing liabilities was 4.22% for the first six months 1996 as compared to 4.01% for the first six months 1995. Net interest income was positively affected by the collection of interest and fees on real estate which had previously been on nonaccrual of interest.

Return on average assets was 1.33% for the first six months of 1996, compared with 1.31% for the same period in 1995 and 1.26% for the year 1995. F&M's return on average equity was 13.07% for the first six months of 1996 and 12.44% for the year 1995. Return on average equity was 13.04% for the first six months 1995.

Net interest income totaled $44.652 million for the first six months of 1996, a $1.866 million (4.4%) increase over F&M's performance for the first six months of 1995. The net interest margin for the first six months 1996 was 4.71%, down 17 basis points from 4.88% for the first six months of 1995. The decrease in net interest margin is the result of a reduction in the prime interest rate affecting adjustable rate loans and the delayed effect on a reduction in rates on fixed rate interest-bearing deposits.


Total nonperforming assets, which consist of nonperforming loans, and foreclosed properties were $23.000 million at June 30, 1996, a decrease of $4.4 million (16.1%) from $27.400 million at December 31, 1995. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at June 30, 1996, were $11.100 million, or 0.87% of total loans, compared to $13.300 million, or 1.10% of total loans at December 31, 1995. Also included in nonperforming loans are loans considered impaired which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At June 30, 1996, impaired loans totaled $7.404 million upon which an allowance of $0.9 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of June 30, 1996, was $101 thousand. The average balance of impaired loans for the first six months 1996 was $7.719 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $4.2 million at June 30, 1996, and $3.8 million at December 31, 1995.

Foreclosed properties consists of 29 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At June 30, 1996, foreclosed properties were $12.576 million as compared to $14.000 million at December 31, 1995. During the first six months of 1995, F&M acquired through foreclosure approximately 1,000 acres of real estate located in Jefferson County, West Virginia, valued in excess of $4 million. F&M intends to market this property and dispose of it as expediently as possible. F&M does not expect to realize any material loss in the final disposition of this or any of its foreclosed property.

In March 1996, F&M National Corporation (the parent company) acquired approximately 247 acres in Jefferson County, West Virginia, for development purposes. The development project consists of single family residential lots with sales to be directed towards the commuter market. The parent company has established a $500 thousand contingency reserve to account for development costs such as installing roads and utilities associated with the project.

The allowance for loan losses was $17.342 million at June 30, 1996, as compared to $17.211 million at year end 1995. The allowance for loan losses increased $131 thousand in the first six months 1996 as compared to $72 thousand decrease for the first six months 1995. The 1996 increase in the allowance for loan losses was a result of a larger loan portfolio and the related increased risk. Improvement in credit quality of the loan portfolio and acquisition of $5.2 million FHA and VA loans which were 100% guaranteed by the U.S. Government upon which no reserve is required helped reduce the required allowance.


Total noninterest income decreased $6 thousand or 0.1% from $9.414 million for the first six months of 1995 to $9.420 million for the first six months of 1996. For the first six months 1996, gains on securities available for sale were $26 thousand or 0.3% of total noninterest income, whereas, for the first six months of 1995 securities gains were $357 thousand or 3.8% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio. Credit card fees were $1.606 million for the first six months 1996, up $85 thousand (5.6%) over the first six months 1995 as a result of a marketing effort to attract new credit card customers. Other operating income decreased $338 thousand, down from $2.479 million for the first six months 1995 to $2.124 million for the first six months of 1996. Other operating income consists of other fees and charges that have decreased due to a change in the mix of charges for transactions.

Total noninterest expenses decreased $720 thousand or -2.2% from $32.529 million for the first six months 1995 to $31.809 million for the first six months 1996. Salary expense increased $478 thousand or 2.9% from $16.308 million for the first six months 1995 to $16.786 million for the first six months 1996 as a result of normal increases in salaries and benefits. The cost of net occupancy expense has decreased $12 thousand (-0.5%) from $2.553 million for the first six months of 1995 to $2.541 million for the first six months of 1996, as a result of some branches becoming fully depreciated. Furniture and equipment expense has increased $355 thousand (16.7%) from $2.124 million for the first six months 1995 to $2.479 million for the first six months 1996, which reflects an increase in the acquisition of new furniture and equipment. Deposit insurance was $42 thousand for the first six months 1996, down $1.849 million for the same period 1995 as a result of the FDIC deposit insurance fund achieving a level deemed to be adequate to protect deposits; therefore, premiums were adjusted to reflect this achievement. Credit card expense was up $67 thousand from $941 thousand for the first six months 1995 to $1.008 million for the first six months 1996 as a result of direct marketing and offering new products. Other operating expense increased $199 thousand from $8.754 million for the first six months of 1995 to $8.953 million for the first six months 1996 primarily due to a $500 thousand contingency reserve established to account for developmental costs in Jefferson County, West Virginia.

Income taxes increased $1.003 million (15.8%) from $6.342 million for the first six months of 1995 to $7.345 million for the first six months of 1996. The 1996 increase in income taxes is the result of greater amounts of income subject to income taxes and decreased investment in tax exempt loans and securities.


ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans which has a positive impact on net income.

Total loan charge-offs less recoveries, amounted to $897 thousand for the first six months of 1996, representing a ratio of net charge-offs to total average loans, net of unearned income, of 0.14%, annualized. This compares to 1995 twelve-month net charge-offs of $1.32 million, or 0.15% of average loans.

As of June 30, 1996, loans on a non-accrual basis amounted to $10.253 million, or 0.8% of total loans, net of unearned discount and loans 90 days or more past due and still accruing totaled $4.2 million, or 0.3% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At June 30, 1996, the potential problem loans included seven lending relationships with principal balances in excess of $500,000 which had an aggregate principal balance outstanding of $10.760 million.


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

F&M's risk-based capital position at June 30, 1996 was $205.4 million, or 16.2% of risk-weighted assets, for Tier I capital and $221.3 million, or 17.4% for total risk based capital.

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

     (22) Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable.

     (23)  Consent of Experts and Counsel - not applicable.

     (24)  Power of Attorney - not applicable.

     (27)  Financial Data Schedules - Included herein as Exhibit 27.

     (99)  Additional Exhibits - None.

FORM 10-Q   PART II - OTHER INFORMATION



(b)  Reports on Form 8-K.

     1.    Date of Report.       July 2, 1996.
           Item(s) Reported.     The filing of Form 8-K as Items 5. and 7.
                                 relative to restated consolidated
                                 financial statements of F&M National
                                 Corporation and Subsidiaries to reflect
                                 the acquisition of FB&T Financial
                                 Corporation, Fairfax, Virginia, and the
                                 proposed acquisition of Allegiance Banc
                                 Corporation, Bethesda, Maryland.





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



Date:   August 13, 1996