Form 10-Q
period 1996-09-30
F&M NATIONAL CORP
filed 1996-11-13
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549


                                      FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996           Commission File No. 0-5929


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

                                  18,979,814 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     Sept. 30,     December 31,
                                                     1996          1995
Assets:
   Cash and due from banks                           $  112,145    $  107,642
   Interest-bearing deposits in other banks                 412           100
   Securities-held to maturity(market value
     September 30, 1996-$335,725;
     December 31, 1995, $341,313)                       336,478       331,550
   Securities-available for sale
     (at market value)                                  253,419       279,517

   Federal funds sold and securities
     purchased under agreements to resell                52,429        80,901

   Loans                                              1,303,217     1,209,308
     Unearned income                                     (6,682)       (6,418)
       Loans (net of unearned income)                 1,296,535     1,202,890
     Allowance for loan losses                          (17,328)      (17,211)
       Net loans                                      1,279,207     1,185,679

   Bank premises and equipment, net                      42,289        38,405

   Other assets                                          57,905        53,095
     Total assets                                    $2,134,284    $2,076,889


Liabilities and Shareholders' Equity:


Liabilities:
   Deposits:
     Non-interest bearing                            $  309,700    $  292,200
     Interest bearing                                 1,518,109     1,482,791
       Total deposits                                 1,827,809     1,774,991

   Federal funds purchased and securities
     sold under agreements to repurchase                 37,702        48,466

   Federal Home Loan Bank advances                        3,400         4,737
   Other short-term borrowings                           19,038        18,792
   Long-term debt                                        11,700         3,225
   Other liabilities                                     19,062        16,262
       Total liabilities                             $1,918,711    $1,866,473

/TABLE

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     Sept. 30,     December 31,
                                                     1996          1995

Stockholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                  0             0

   Common stock par value $2.00 per
     share, authorized 30,000,000 shares:
     issued September 30, 1996 - 18,979,814
     shares; issued December 31,
     1995-19,069,901 shares                              37,960        38,140

   Capital surplus                                       60,914        63,087
   Retained earnings                                    117,279       105,730
   Unrealized gain (loss) on securities
     available for sale, net                               (580)        3,459

       Total shareholders' equity                       215,573       210,416

Total liabilities and
   shareholders' equity                              $2,134,284    $2,076,889

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)



                                        (Unaudited)               (Unaudited)
                                        For the Nine Months       For the Quarter
                                        Ended Sept. 30,           Ended Sept. 30,
                                        1996        1995          1996        1995


 Interest and fees on loans             $ 86,496    $ 81,111      $ 29,310    $ 27,506

 Securities held to maturity:
  Taxable interest income                 13,822      13,348         4,540       4,716
  Interest income exempt from
    Federal income taxes                   1,139       1,455           370         439

 Securities available for sale:
  Taxable interest income                 12,681      10,685         4,312       3,553
  Dividend income                            390         327           136          99
   Total security interest income         28,032      25,815         9,358       8,807

 Interest on federal funds sold
  and securities purchased
  under agreements to resell               2,793       3,369           757       1,455
 Interest on deposits in banks                22          24            10           6
  Total interest income                  117,343     110,319        39,435      37,774

Interest expense:
 Interest on deposits                     48,254      44,608        16,062      15,990
 Interest on short-term
  borrowings                               1,457       1,480           554         466
 Interest on long-term debt                  276         201           115          74
  Total interest expense                  49,987      46,289        16,731      16,530

  Net interest income                     67,356      64,030        22,704      21,244

Provision for loan losses                  1,590         844           562         262
 Net interest income after
  provision for loan losses               65,766      63,186        22,142      20,982

/TABLE

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)



                                            (Unaudited)             (Unaudited)
                                            For the Nine Months     For the Quarter
                                            Ended Sept. 30,         Ended Sept. 30,
                                            1996        1995        1996       1995

Other Income:
 Commissions and fees from
  fiduciary activities                        1,628       1,359         548        473
 Service charges on deposit
  accounts                                    6,077       5,516       2,250      1,859
 Credit card fees                             2,510       2,368         904        847
 Fees for other customer services             1,274         850         455        257
 Other operating income                       2,783       3,465         721      1,065
 Profits on securities available
  for sale                                       24         337          (2)        (3)
 Investment securities gains, net                 1          20           1          3
   Total other income                        14,297      13,915       4,877      4,501

Other Expenses:
 Salaries and employee benefits              25,431      24,344       8,645      8,036
 Net occupancy expense of
  premises                                    3,791       3,867       1,250      1,314
 Furniture and equipment expense              3,818       3,381       1,339      1,257
 Deposit insurance                              176       1,763         134        (86)
 Credit card expense                          1,618       1,507         610        566
 Other operating expense                     13,485      12,942       4,532      4,188
  Total other expense                        48,319      47,804      16,510     15,275

   Income before income tax expense          31,744      29,297      10,509     10,208
   Income tax expense                        10,788       9,791       3,443      3,449

    Net income                              $20,956     $19,506     $ 7,066    $ 6,759

Earnings per average share:
 (1996 - 19,025,157 shares;
  1995 - 19,020,506 shares)

 Net income per share                       $ 1.10      $ 1.04      $ 0.37     $ 0.37

 Dividends per share                        $ 0.49      $ 0.43      $ 0.17     $ 0.16


See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
1995 (000 OMITTED)

                                                               Unrealized
                                                               Gain
                                                               (Loss) on
                                                               Securities
                              Common    Capital    Retained    Available
                              Stock     Surplus    Earnings    for Sale-Net     Total
Balances:
January 1, 1995               $37,638   $61,408    $ 92,753       (6,942)       $184,857
Net income                                           19,506                       19,506
Cash dividends                                       (8,076)                      (8,076)
Acquisition of common
  stock                          (209)   (1,561)                                  (1,770)
Issuance of authorized
 common stock:
  Stock dividend, FB&T
   Financial Corporation          232       836      (1,068)                         --
  Dividend reinvestment
   plan                           218     1,512                                    1,730
  Stock options                    32       112                                      144
  Stock options under
   non-variable
   compensatory plan                        207                                      207
  Sale of common stock             24       176                                      200
  Employee Stock Ownership
    Plan                           75       525                                      600
  Market value adjustment,
   net of income tax                                             7,863             7,863
Balances:
 September 30, 1995           $38,010   $63,215    $103,115    $   921          $205,261


Balances:
January 1, 1996               $38,140   $63,087    $105,730    $ 3,459          $210,416
Net Income                                           20,956                       20,956
Cash dividends                                       (9,407)                      (9,407)
Acquisition of common
  stock                          (481)   (3,679)                                  (4,160)
Issuance of authorized
  common stock:
  Stock options                   196       154                                      350
   Stock options under
    non-variable
    compensatory plan                       500                                      500
   Employee stock
    ownership plan                105       852                                      957
   Market value adjustment,
    net of income tax                                           (4,039)           (4,039)
Balances:
September 30, 1996            $37,960   $60,914    $117,279    $(  580)         $215,573

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)

                                                            (Unaudited)
                                                            Consolidated for the
                                                            Nine Months Ended
                                                            Sept. 30,     Sept. 30,
                                                            1996          1995
Cash Flows From Operating Activities
  Net income                                                $ 20,956      $ 19,506
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                               3,338         2,949
   Provision for loan losses                                   1,590           844
   Profits on securities available for sale                      (24)         (337)
   Profits on securities held to maturity                         (1)          (20)
   (Increase) decrease in other assets                        (5,873)          577
   Increase in other liabilities                               2,800         6,908

   Net cash provided by operating activities                  22,786        30,427

Cash Flows From Investing Activities
  Increase in interest-bearing
   deposits in other banks                                      (312)          (33)
  Proceeds from calls and sales
   of available for sale securities                           55,525        42,166
  Proceeds from maturities of available for
   sale securities                                            18,264        23,580
  Purchase of securities available for sale                  (53,881)      (67,627)
  Proceeds from maturities and calls of investment
   securities                                                 56,413        71,136
  Purchase of investment securities                          (61,340)      (80,740)
  (Increase) decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                  28,472       (78,822)
  Net increase in loans                                      (96,190)      (33,097)
  Purchases of bank premises and equipment                    (6,629)       (5,158)
  Proceeds from sale of OREO                                   4,217             0
    Net cash (used in) investing activities                  (55,461)     (128,595)

Cash Flows From Financing Activities
  Net increase (decrease) in noninterest-
   bearing and interest-bearing demand
   deposits and savings accounts                               9,140       (58,663)
  Net increase in certificates of deposit                     43,678       165,558
  Dividends paid                                              (9,407)       (8,076)
  (Increase) decrease in other
    short-term borrowings                                    (11,855)        4,354
  Increase in long-term debt                                   8,475           316
  Acquisition of common stock                                 (4,160)       (1,770)
  Net proceeds from issuance of common stock                   1,307         2,674

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)

                                                         (Unaudited)
                                                         Consolidated for the
                                                         Nine Months Ended
                                                         Sept. 30,    Sept. 30,
                                                         1996         1995

Net cash provided by financing activities                  37,178      104,393

   Increase in cash and
    cash equivalents                                        4,503        6,225

Cash and Cash Equivalents
  Beginning                                               107,642       94,508

  Ending                                                  112,145      100,733


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                             50,655       44,608
   Interest paid on other short-term
    borrowings                                              1,457        1,480

                                                           52,112       46,088

  Income taxes                                              9,717        6,993

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1996 - 50,000 shares;
   1995 - 26,000 shares                                       500          207

  Loan balances transferred to foreclosed
   properties                                               1,072        6,340

  Market value adjustment available for
   sale securities                                          6,214       12,097






See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


l. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and December 31, 1995, and the results of operations and changes in cash flows for the nine months ended September 30, 1996 and 1995. The statements should be read in conjunction with the Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1995.

2. F&M acquired FB&T Financial Corporation effective March 29, 1996. The transaction was accounted for using the pooling-of-interest method of accounting. Accordingly, the financial statements of F&M have been restated for all periods presented to reflect the acquisition. See Note 8 for further details.

3.  The results of operations for the nine-month periods ended
September 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

4. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of September 30, 1996, are as follows:


                                 September 30, 1996 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value

U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $299,199     $2,375       ($3,409)     $298,165
Corporate securities                1,077         32           --          1,109
Obligations of states and
 political subdivisions            36,202        552          (303)       36,451
                                 $336,478     $2,959       ($3,712)     $335,725

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


F&M's amortized cost and market value of the available for sale securities as of September 30, 1996, are as follows:

                                 September 30, 1996 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $226,327     $1,050       ($2,515)     $224,862
Corporate securities               13,452        801            (3)       14,250
Mortgage-backed securities         12,663         54          (242)       12,475
Other                               1,832        --             --         1,832
                                 $254,274     $1,905       ($2,760)     $253,419


5.  F&M's loan portfolio is composed of the following:

                                                   Sept. 30,      December 31,
                                                   1996           1995
                                                   (000 Omitted)

Loans-held to maturity (HTM):
 Commercial, financial and agricultural            $  184,119     $  161,798
 Real estate-construction                              60,925         51,900
 Real estate-mortgage                                 897,728        838,630
 Installment loans to individuals                     160,445        156,980
Total loans                                         1,303,217      1,209,308
Less: Unearned income                                  (6,682)        (6,418)
      Allowance for loan losses                       (17,328)       (17,211)

Loans, net                                         $1,279,207     $1,185,679

F&M had $7,500,000 in non-performing loans at September 30, 1996.

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


6.  Reserve for Loan Losses:


                                                   Sept. 30,      December 31,
                                                   1996           1995
                                                   (000 Omitted)

Balance at January 1                               $  17,211      $  16,795
Provision charged to operating expense                 1,590          2,148
Recoveries added to the reserve                          432            882
Loan losses charged to the reserve                    (1,905)        (2,614)
Balance at end of period                           $  17,328      $  17,211


7.   Earnings and Dividends Paid Per Share:

     The weighted average number of shares outstanding for the nine-month periods ended September 30, 1996 and 1995 were 19,025,157 shares and 19,020,506 shares, respectively.

8.   Business Combination:

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

9.   Accounting Rule Changes:

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

     Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock option plans, the most common type of stock compensation, have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock based compensation plans under Opinion 25, including plans with variable, usually performance-based features.

     The Statement became effective for fiscal years beginning after December 15, 1995. The disclosures must include the pro forma effects of other awards granted in fiscal years beginning after December 31, 1994. The implementation of the Statement did not have a material impact on the Corporation.

10.  Proposed Merger:

     On April 22, 1996, Allegiance Banc Corporation ("Allegiance"), Bethesda, Maryland, and F&M announced that they entered into a Definitive Agreement and a Plan of Reorganization and a related Plan of Merger. The transaction is subject to the approval of regulatory authorities and shareholders of Allegiance. The proposed merger will entitle the shareholders of Allegiance to receive, in a tax-free exchange, shares of F&M common stock with an aggregate market value equal to $15.00, with cash being paid in lieu of issuing fractional shares. The market value of F&M common stock will be its average closing price as reported on the New York Stock Exchange for each of the ten trading days immediately preceding the closing date. It is anticipated that the merger will be effective during the fourth quarter of 1996. As of September 30, 1996, Allegiance's total assets were $139.4 million, total deposits were $121.3 million, and total shareholders' equity was $12.9 million. The merger became effective on October 1, 1996, with an exchange of 1,455,628 shares of F&M National Corporation common stock.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F & M National Corporation and Subsidiaries as of September 30, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
November 12, 1996

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

On August 9, 1996, F&M Bank-Potomac, Herndon, Virginia and Fairfax Bank & Trust Company, Fairfax, Virginia, merged into F&M Bank-Hallmark, Springfield, Virginia, and became F&M Bank-Northern Virginia ("NOVA"). NOVA has 18 branch banks with its main office located at 4117 Chain Bridge Road, Fairfax, Virginia, with assets of $439.2 million, loans of $285.6 million and deposits of $360.4 million as of September 30, 1996.


FINANCIAL CONDITION

Total assets on September 30, 1996, amounted to $2.134 billion, up $81.2 million or 4.0% from $2.053 billion at September 30, 1995. Total assets at December 31, 1995, were $2.077 billion. For the first nine months 1996, total assets averaged $2.105 billion, 7.5% above the first nine months 1995 average of $1.958 billion.

Total loans, net of unearned income, amounted to $1.297 billion at September 30, 1996, an increase of $127.4 million or 10.9% from $1.169 billion at September 30, 1995. At December 31, 1995, total loans, net, were $1.203 billion. Total loans (net) as a percent of total assets were 60.7% at September 30, 1996, as compared to 56.9% at September 30, 1995, and 57.9% at December 31, 1995. Net loan volume for the first nine months 1996 was $96.2 million as compared to $33.1 million for the first nine months 1995. The 1996 increase in loan volume was affected by increased customer demand, secondary market funding of $19.3 million, and investment of $19.7 million in FHA and VA government guaranteed residential real estate and $1.5 million in SBA loans.

On September 30, 1996, the securities portfolio totalled $589.9 million, which was $3.6 million or 0.6% higher than the year before and $21.2 million or 3.5% lower than at December 31, 1995. In the first nine months 1996, as funds became available they were utilized for lending activities in lieu of investing in securities as a result of increased lending demand. Funds that were invested in the securities portfolio were an effort to balance the asset risk portfolio by acquiring U.S. government and U.S. Agency securities. Federal funds sold and securities purchased under agreements to resell were $52.4 million on September 30, 1996, $28.5 million or -35.2% lower than $80.9 million outstanding at December 31, 1995.
The large decrease in federal funds sold is primarily the result of increased demand for mortgage loan funding.

Financial Accounting Standards Board Pronouncement #115 requires the Corporation to show the effect of market changes in the value of securities available for sale (AFS). The market value of AFS securities at September 30, 1996, was $253.419 million as compared to $279.517 million at year end 1995. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes, is reflected as a line in Stockholders' Equity which was $-580 thousand at September 30, 1996, a decline from year end 1995 by $4.0 million. Market security yields have improved, thereby causing existing portfolio securities to have a lower value when written to market. The decline in the market value of available for sale securities below book value is a temporary market condition.

Total deposits increased $59.9 million or 3.4% to $1.828 billion at September 30, 1996, compared to one year earlier. At December 31, 1995, total deposits were $1.775 billion. F&M offers attractive, yet competitive rates, that have contributed to the increase in deposits.

Long-term debt of $11.7 million consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for residential housing finance assets.


RESULTS OF OPERATIONS

Net income for the first nine months of 1996 amounted to $20.956 million, increasing $1.450 million or 7.4% from $19.506 million for the first nine months of 1995. The yield on interest-earning assets was 8.18% for the first nine months of 1996 as compared to 8.17% for the first nine months 1995 and the yield on interest-bearing liabilities was 4.22% for the first nine months 1996 as compared to 4.20% for the first nine months 1995. Net interest income was positively affected by the collection of interest and fees on real estate which had previously been on nonaccrual of interest.

Return on average assets was 1.33% for the first nine months of 1996, compared with 1.32% for the same period in 1995 and 1.26% for the year 1995. F&M's return on average equity was 13.10% for the first nine months of 1996 and 1995. Return on average equity was 12.44% for the year 1995.

Net interest income totaled $67.356 million for the first nine months of 1996, a $3.326 million or 5.3% increase over F&M's performance for the first nine months of 1995. The net interest margin for the first nine months 1996 was 4.72%, down 3 basis points from 4.75% for the first nine months of 1995. The decrease in net interest margin is the result of a reduction in the prime interest rate affecting adjustable rate loans and the delayed effect on a reduction in rates on fixed rate interest-bearing deposits.

Total nonperforming assets, which consist of nonperforming loans, and foreclosed properties were $23.8 million at September 30, 1996, a decrease of $3.6 million or 13.1% from $27.4 million at December 31, 1995. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at September 30, 1996, were $7.500 million, or 0.58% of total loans, compared to $13.300 million, or 1.11% of total loans at December 31, 1995. Also included in nonperforming loans are loans considered impaired which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At September 30, 1996, impaired loans totaled $4.674 million upon which an allowance of $854 thousand has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of September 30, 1996, was $156 thousand. The average balance of impaired loans for the first nine months 1996 was $7.850 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $3.1 million at September 30, 1996, and $3.8 million at December 31, 1995.

Foreclosed properties consists of 26 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At September 30, 1996, foreclosed properties were $12.1 million as compared to $14.0 million at December 31, 1995. During the first nine months of 1995, F&M acquired through foreclosure approximately 1,000 acres of real estate located in Jefferson County, West Virginia, valued in excess of $4 million. F&M is marketing this property and intends to dispose of it as expediently as possible. F&M does not expect to realize any material loss in the final disposition of this or any of its foreclosed property.

In March 1996, F&M National Corporation (the parent company) acquired approximately 247 acres in Jefferson County, West Virginia, for development purposes. The development project consists of single family residential lots with sales to be directed towards the commuter market. A contingency reserve of $500 thousand has been established to account for development costs such as installing roads and utilities associated with the project.

The allowance for loan losses has increased to $17.328 million at September 30, 1996, as compared to $17.211 million at year end 1995. The allowance for loan losses increased $117 thousand in the first nine months 1996 as compared to a decrease of $5 thousand for the first nine months 1995. The increase in the allowance for loan losses is a result of improved loan demand requiring an additional provision. The amount of the allowance that is required is lower as a result of improvement in credit quality of the loan portfolio and acquisition of $19.7 million FHA, VA, and SBA loans which were 100% guaranteed by the U.S. government upon which no reserve is required.

Total noninterest income increased $382 thousand or 2.7% from $13.915 million for the first nine months of 1995 to $14.297 million for the first nine months of 1996. For the first nine months 1996, gains on securities available for sale were $24 thousand or 0.2% of total noninterest income, whereas, for the first nine months of 1995 securities gains were $337 thousand or 2.4% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio. Credit card fees were $2.510 million for the first nine months 1996, up $142 thousand or 6.0% over the first nine months 1995 as a result of a marketing effort to attract new credit card customers. Other operating income decreased $682 thousand, down from $3.465 million for the first nine months 1995 to $2.783 million for the first nine months of 1996. Other operating income consists of other fees and charges that have decreased due to a change in the mix of charges for transactions.

Total noninterest expenses increased $515 thousand or 1.1% from $47.804 million for the first nine months 1995 to $48.319 million for the first nine months 1996. Salary expense increased $1.087 million or 4.5% from $24.344 million for the first nine months 1995 to $25.431 million for the first nine months 1996 as a result of normal increases in salaries and benefits. The cost of net occupancy expense has decreased $76 thousand or -2.0% from $3.867 million for the first nine months of 1995 to $3.791 million for the first nine months of 1996, as a result of some branches becoming fully depreciated. Furniture and equipment expense has increased $437 thousand or 12.9% from $3.381 million for the first nine months 1995 to $3.818 million for the first nine months 1996, which reflects an increase in the acquisition of new furniture and equipment. Deposit insurance was $176 thousand for the first nine months 1996, down $1.763 million for the same period 1995 as a result of the FDIC deposit insurance fund achieving a level deemed to be adequate to protect deposits; therefore, premiums were adjusted to reflect this achievement. In the third quarter 1996, the FDIC imposed a special one-time assessment of $0.65 per $100 on Thrift deposits. The assessment charge to F&M was $116 thousand for deposits acquired from Thrifts. Credit card expense was up $111 thousand from $1.507 million for the first nine months 1995 to $1.618 million for the first nine months 1996 as a result of direct marketing and offering new products. Other operating expense increased $543 thousand from $12.942 million for the first nine months of 1995 to $13.485 million for the first nine months 1996 primarily due to a $500 thousand contingency reserve established to account for developmental costs in Jefferson County, West Virginia.

Income taxes increased $997 million or 10.2% from $9.791 million for the first nine months of 1995 to $10.788 million for the first nine months of 1996. The 1996 increase in income taxes is the result of greater amounts of income subject to income taxes and decreased investment in tax exempt loans and securities.


ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans which has a positive impact on net income.

Total loan charge-offs less recoveries, amounted to $1.473 million for the first nine months of 1996, representing a ratio of net charge-offs to total average loans, net of unearned income, of 0.12%, annualized. This compares to 1995 twelve-month net charge-offs of $1.732 million, or 0.15% of average loans.

As of September 30, 1996, loans on a non-accrual basis amounted to $11.615 million, or 0.9% of total loans, net of unearned discount and loans 90 days or more past due and still accruing totaled $3.1 million, or 0.2% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At September 30, 1996, the potential problem loans included six lending relationships with principal balances in excess of $500,000. Those lending relationships had an aggregate principal balance outstanding of $9.385 million.


LIQUIDITY

Liquidity requirements are measured by the need to meet deposit withdrawals, fund loans, maintain reserve requirements and operate the organization. To meet its liquidity needs, F&M maintains cash reserves and has an adequate flow of funds from maturing loans, investment securities, and short-term investments. In addition, F&M's affiliate banks have the ability to borrow from correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank. F&M considers its sources of liquidity to be ample to meet its estimated needs.


CAPITAL RESOURCES

F&M's strong capital position provides the resources and flexibility for anticipated growth.

F&M's risk-based capital position at September 30, 1996 was $208.8 million, or 15.8% of risk-weighted assets, for Tier I capital and $225.3 million, or 17.1% for total risk based capital.

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



Date:   November 13, 1996