Form 10-K
period 1996-12-31
F&M NATIONAL CORP
filed 1997-03-27
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
          EXCHANGE ACT OF 1934

                         Commission File Number 0-5929

                            F&M NATIONAL CORPORATION
             (Exact Name of Registrant as specified in its charter)

                    VIRGINIA                                   54-0857462
       (State or other jurisdiction                          (IRS Employer
       of incorporation or organization)                 Identification Number)

                  38 ROUSS AVENUE, WINCHESTER, VIRGINIA  22601
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code:  (540)665-4200

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $2.00 par value
                                (Title of Class)

                            New York Stock Exchange
                  (Name of each exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting stock held by the non-affiliates of the Registrant. The aggregate market value is computed by reference to the closing price of such stock as reported by the New York Stock Exchange on February 28, 1997: $391,430,403.00

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1997:  20,348,174

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference in Parts I, II, and IV hereof; and

(2) Portions of Registrant's 1997 Proxy Statement dated March 21, 1997, are incorporated by reference in Part III hereof.

                                     PART I

                                ITEM 1. BUSINESS

(a)       GENERAL DEVELOPMENT OF BUSINESS

          Since January 1, 1996, there have been no developments in the Registrant's (hereinafter called "F&M" or the "Company") business other than the following:

          On January 26, 1996, F&M Bank-Potomac purchased its bank building located at 230 Herndon Parkway, Herndon, Virginia.

          On February 15, 1996, F&M Bank-Peoples completed construction of a new branch bank located at 760 Warrenton Road, Fredericksburg, Virginia.

          On March 29, 1996, FB&T Financial Corporation ("FB&T"), Fairfax, Virginia, with assets of $255.4 million, became a wholly-owned subsidiary of F&M with a tax-free exchange of 2,517,577 shares of F&M common stock for all of the outstanding shares of FB&T. The merger of FB&T has been accounted for as a pooling of interests and, therefore, all financial statements have been restated to reflect the merger.

          On July 15, 1996, Fairfax Bank & Trust opened a new branch bank located at 6257A Old Dominion Drive, McLean, Virginia

          On August 9, 1996, F&M Bank-Potomac, Herndon, Virginia, and Fairfax Bank & Trust Company, Fairfax, Virginia, merged into F&M Bank-Hallmark, Springfield, Virginia, and became F&M Bank- Northern Virginia ("NOVA"). NOVA has 18 banking locations with its main office located at 4117 Chain Bridge Road, Fairfax, Virginia, with assets of $449.2 million, loans of $275.3 million, and deposits of $362.8 million.

          On October 1, 1996, Allegiance Banc Corporation ("Allegiance"), Bethesda, Maryland, with assets of $133.2 million, became a wholly-owned subsidiary of F&M with a tax-free exchange of 1,455,628 shares of F&M common stock for all of the outstanding shares of Allegiance. The share exchange of Allegiance has been accounted for as a pooling of interests and, therefore, all financial statements have been restated to reflect the share exchange.

(b)       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          F&M and its subsidiaries are engaged in only one industry segment, banking, the making of commercial and personal loans and similar credit transactions, and other activities closely related to banking.

(c)       NARRATIVE DESCRIPTION OF THE BUSINESS

                                  THE COMPANY
GENERAL

          F&M National Corporation is a multi-bank holding company headquartered in Winchester, Virginia. F&M's eleven Subsidiary Banks operate 96 banking offices offering a full range of banking services principally to individuals and small and middle-market business in north, central and south Virginia including the Shenandoah Valley, the eastern panhandle of West Virginia, and the counties of Montgomery and Prince

Georges in Maryland. At December 31, 1996, F&M had assets of $2.304 billion, deposits of $1.967 billion and shareholders' equity of $230.7 million.

          F&M was formed in 1969 to serve as the parent holding company of its then sole subsidiary bank, F&M Bank-Winchester, organized in 1902. Since its organization, F&M has acquired eighteen banks which expanded its market area and increased market share in Virginia, West Virginia and Maryland.

          The following Table sets forth certain information concerning F&M and its operating subsidiaries as of December 31, 1996:


                                     DATE            BANKING           TOTAL             TOTAL            TOTAL
                                   ACQUIRED          OFFICES           ASSETS            LOANS           DEPOSITS
F&M Bank-Winchester
 Winchester, VA(1)                   1970               31           $  794,677       $  475,122         $  715,732
F&M Bank-Massanutten
 Harrisonburg, VA(2)                 1980                8              172,835          106,976            146,585
F&M Bank-Richmond
 Richmond, VA(3)                     1982                9              164,274          106,980            150,393
F&M Bank-Central
Virginia(4)
 Charlottesville VA                  1985                7               77,038           35,528             66,886
F&M Bank-Blakeley
 Charles Town/
 Ranson, WV                          1988                3              104,973           82,030             83,362
F&M Bank-Martinsburg
 Martinsburg, WV                     1988                3              101,361           72,963             86,606
F&M Bank-Keyser
 Keyser, WV                          1992                3               92,260           64,219             79,156
F&M Bank-Emporia
 Emporia, VA                         1993                3               71,697           35,327             63,255
F&M Bank-Peoples
 Warrenton, VA                       1994                4              104,799           64,301             93,277
F&M Bank-Northern Virginia
 Fairfax, VA (5)                     1996               18              434,404          288,958            350,489
F&M Bank-Allegiance
 Bethesda, MD                        1996                7              152,910          106,704            131,197
F&M (Parent only)                     -                  -               32,523                -                  -
Total                                                   96           $2,303,751       $1,439,108         $1,966,938

(1) Includes Big Apple Mortgage and a general credit reporting agency. Also includes the 1985 acquisition of Stonewall Jackson Bank & Trust Company and the 1993 purchase of substantially all of the assets and assumption of certain liabilities of Farmers and Merchants Bank of Hamilton (the "Hamilton Bank").

(2) Includes the acquisition in 1989 of The First National Bank of Broadway, Broadway, Virginia.

(3)    Includes the acquisition in 1986 of Virginia Capital Bank, Richmond,
       Virginia.

(4) Includes the acquisition in 1990 of Peoples Bank of Central Virginia, Lovingston, Virginia.

(5) Includes the acquisition in 1994 of Hallmark Bank and Trust, Springfield, Virginia, the acquisition in 1995 of Bank of the Potomac, Herndon, Virginia, and the acquisition in 1996 of FB&T Financial Corporation, Fairfax, Virginia.

          The business strategy of F&M is to provide its customers with the financial sophistication and breadth of products of a regional bank, while retaining the local appeal and level of service of a community bank. F&M has maintained its community orientation by allowing its subsidiary banks latitude to tailor products and services to meet community and customer needs. While F&M has preserved the autonomy of its subsidiary banks, it has established system-wide policies governing, among other things, lending practices, credit analysis and approval procedures, as well as guidelines for deposit pricing and investment portfolio management. In addition, F&M has established a centralized loan review team that regularly performs a detailed, on-site review and analysis of each subsidiary bank's loan portfolio to ensure the consistent application of credit policies and procedures system-wide. An officer or representative of F&M serves on the board of directors of each subsidiary bank to monitor operations and to serve as a liaison to the Company.

          F&M subsidiary banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and safe deposit boxes. Lending is focused on individuals and small and middle-market businesses in the local market regions of F&M's subsidiary banks. In addition, F&M Bank-Winchester, F&M Bank-Massanutten, F&M Bank-Northern Virginia, and F&M Bank-Peoples in Virginia and F&M Bank-Blakeley, F&M Bank-Martinsburg and F&M Bank-Keyser in West Virginia have trust powers offering a range of fiduciary services. At December 31, 1996, trust assets under management at these seven banks totaled $408.0 million.

          F&M operates in seven market regions: the Shenandoah Valley of Virginia; the eastern panhandle of West Virginia; Charlottesville/Albemarle County and surrounding areas; Greenville County in southside Virginia; suburban Richmond, primarily Henrico and Chesterfield Counties; the northern Virginia areas of Loudoun, Fairfax, and Prince William Counties; Warrenton, Fauquier County and Stafford County; and the counties of Montgomery and Prince Georges in Maryland. The more populous sectors within each of the seven market regions experienced substantial population growth between 1980 and 1990, most of which exceeded 20% growth. At December 31, 1996, F&M operated 32 banking offices in the Shenandoah Valley from Winchester to Harrisonburg with deposits of $789.4 million; 9 banking offices in the eastern panhandle of West Virginia with deposits of $249.1 million; 7 banking offices in the Charlottesville/Albemarle County area with deposits of $66.9 million; 3 banking offices in Emporia, Virginia and surrounding Greenville County with deposits of $63.3 million; 9 banking offices in suburban Richmond, Virginia with deposits of $150.4 million; 25 banking offices in Loudoun, Fairfax and Prince William Counties of northern Virginia with deposits of $423.4 million; 4 offices in the city of Warrenton, Fauquier County, and Stafford Counties with deposits of $93.3 million; and 7 offices in the counties of Montgomery and Prince Georges in Maryland with deposits of $131.2 million. F&M's principal market is Winchester and the surrounding six Virginia counties where its lead bank, F&M Bank-Winchester, is the dominant financial institution in terms of deposit market share, with a 44% share of total deposits in Winchester, a 28% share of total deposits in surrounding Frederick County, a 30% share of total deposits in Warren County, and a 18% share of total deposits in Loudoun County. In Rockingham County, which has the largest population of any county or city in the Shenandoah Valley, F&M has a 46% deposit market share. In F&M's three-county West Virginia market, F&M has a 23% deposit market share in Jefferson County (which includes Charles
Town), a 18% deposit market share in Berkeley County (which includes Martinsburg) and a 46% deposit market share in Mineral County (which includes Keyser). In Fairfax, Prince William, and Fauquier Counties (including Warrenton), F&M has 11%, 3%, and 15% of deposit market share. Although F&M's deposit market share in the Richmond and Charlottesville areas is small, F&M has positioned its banking offices in these two markets to increase deposit market share as a result of continued business and population growth in the suburban markets surrounding Richmond and Charlottesville. In its two-county Maryland market, F&M is positioning itself to increase market share in Montgomery County and Prince Georges County.

          F&M has expanded its market area and increased its market share through both internal growth and strategic acquisitions. Since the beginning of 1988, F&M has acquired approximately $1.206 billion in assets and approximately $1.043 billion in deposits through twelve bank acquisitions. Management believes there are additional opportunities to acquire financial institutions or to acquire assets and deposits that will allow F&M to enter adjacent markets or increase market share in existing markets. Management intends to pursue acquisition opportunities in strategic markets where its managerial, operational and capital resources will enhance the performance of acquired institutions.

          F&M's subsidiary banks have not experienced loan quality deterioration due to conservative underwriting standards and focused in-market lending practices. At December 31, 1996, F&M had total nonperforming assets of approximately $23.6 million, representing 1.63% of period end loans and foreclosed properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Asset Quality."

          F&M also operates Big Apple Mortgage Co. Inc., which offers both fixed and adjustable rate residential mortgage loans and servicing. Big Apple Mortgage (also trading as F&M Mortgage Company), F&M Bank-Northern Virginia, and F&M Bank-Peoples sell into the secondary market permanent residential mortgage loans that conform to GNMA and FNMA underwriting guidelines. These F&M subsidiaries purchase government insured 1-4 family FHA and VA loans and resell them immediately in package form.


ANTI-TAKEOVER PROVISIONS

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

EMPLOYEES

          At December 31, 1996, F&M had 1,042 full time and 196 part time employees. No employees are represented by any collective bargaining unit. F&M considers relations with its employees to be good.


MARKET REGIONS

          The market regions of F&M extend from the eastern panhandle of West Virginia southward to Virginia in Winchester, the surrounding Shenandoah Valley through Harrisonburg and Rockingham County and eastward to Loudoun, Fauquier, Stafford and Prince William counties, to the central Virginia markets of Charlottesville and Richmond, the southern Virginia market in Emporia and Greenville County, and Montgomery and Prince Georges Counties in Maryland. The following Table displays the market and population data for each of the market regions:

                                  BANKING    % MARKET   MARKET         1990
COUNTY/CITY(1)                    OFFICES    SHARE(2)   RANK(2)     POPULATION

Shenandoah Valley:
 City of Winchester                  10         44          1          21,947
 Frederick County                     5         28          1          45,723
 Warren County                        4         30          1          26,142
 Shenandoah County                    3         11          5          31,636
 Clarke County                        1         22          2          12,101
 Rappahannock County                  1         46          2           6,622
 Rockingham County                    4         21          3          57,482
 City of Harrisonburg                 4          8          5          30,707
Northern Virginia:
 City/Alexandria                      1          *         NM         111,182
 City/Fairfax                         1          8          6          20,959
 City/Falls Church                    1          1          8           8,982
 City/Manassas                        1          6          7          33,399
 Loudoun County                       7         18          1          86,100
 Fairfax County                       4          3         11         819,000
 Fauquier County                      3         15          2          52,000
 Prince William Co.                   1          3          7         216,000
 Stafford Co.                         1          *          M          61,000
Charlottesville/
Albemarle County:
 City/Charlottesville                 1          *          M          40,341
 Albemarle County                     3          7          5          68,040
 Nelson County                        2         35          2          12,778
 Amherst County                       1          2          6          28,578
Richmond:
 City of Richmond                     2          1         11         203,056
 Henrico County                       4          2         11         217,881
 Chesterfield County                  3          2         14         209,274
Emporia:
 City of Emporia                      3         34          1          14,109
Eastern Panhandle
of West Virginia:
 Jefferson County                     3         23          2          35,926
 Berkeley County                      3         18          3          59,253
 Mineral County                       3         46          1          26,697
State of Maryland:
 Montgomery County                    5          1         16         821,035
 Prince Georges County                2          *          M         769,747
State of Virginia                    80                             6,187,358
State of West Virginia                9                             1,793,477
State of Maryland                     7                             4,781,000

 *     Represents less than 1% deposit market share.    NM=Not Meaningful.

(1) In Virginia, certain cities are separate political entities and not part of the counties that surround them. The city of Winchester and Frederick County, the city of Harrisonburg and Rockingham County, the city of Charlottesville and Albemarle County, the city of Fairfax and Fairfax County, and the city of

       Richmond and Henrico and Chesterfield Counties, are examples. The FDIC and OTS provide deposit data for each separately incorporated city.

(2) Deposit data includes total bank and thrift deposits and is based on FDIC and OTS data as of June 30, 1996, which is the most recently available information.

LENDING ACTIVITIES

          All of F&M's subsidiary banks offer both commercial and consumer loans, but lending activity is generally focused on consumers and small to middle market businesses within each subsidiary banks' respective market regions. Six of F&M's subsidiary banks, F&M Bank-Massanutten, F&M Bank Blakeley, F&M Bank-Martinsburg, F&M Bank-Keyser, F&M Bank-Emporia, and F&M Bank-Peoples, emphasize consumer lending with activities focused primarily on residential real estate and consumer lending. F&M Bank-Richmond, F&M Bank-Central Virginia, F&M Bank-Northern Virginia, and F&M Bank-Allegiance are based in larger markets where commercial loan demand is stronger and, as a result, their lending activities place a greater emphasis on small to medium sized business. F&M Bank-Winchester, because of its size and dominant position in its market, has a greater opportunity to appeal to larger commercial customers in addition to consumers.

          The following table sets forth the composition of F&M's loan portfolio (by percentage) for the three years ended December 31:


                                      1996            1995             1994
Commercial                            15.6%           14.5%            14.9%
Real estate construction               4.6             4.2              3.8
Real estate mortgage:
 Residential (1-4 family)             31.6            31.7             32.0
 Home equity lines                     4.8             5.2              5.6
 Multifamily                           2.2             1.9              2.2
 Nonfarm, nonresidential(1)           28.4            28.9             26.6
 Agricultural                          1.4             1.4              1.4
 Real estate mortgage
  Subtotal                            68.4            69.1             67.8
Loans to individuals:
 Consumer                              9.8            10.5             11.9
 Credit card                           1.6             1.7              1.6
Loans to individuals:
  Subtotal                            11.4            12.2             13.5
  Total loans                        100.0%          100.0%           100.0%
Total loans (dollars)            $1,439,108      $1,296,204      $1,209,511

(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

          Approximately 47.6% of F&M's loan portfolio at December 31, 1996, was comprised of commercial loans, which included loans secured by real estate shown in the Table above under the categories of multifamily, non-farm, non-residential and agricultural where real estate is among the sources of collateral securing the loan. F&M's subsidiary banks offer a variety of commercial loans within their market regions, including revolving lines of credit, working capital loans, equipment financing loans, and letters of credit. Although F&M's subsidiary banks typically look to the borrower's cash flow as the principal source of repayment for such loans, many of the loans within this category are secured by assets, such as accounts receivable, inventory and equipment. In addition, a number of commercial loans are secured by real estate used by such businesses and are generally personally guaranteed by the principals of the business. F&M's commercial loans generally bear a floating rate of interest tied to a system-wide prime rate set by F&M Bank-Winchester.

          F&M's residential real estate loan portfolio (including home equity lines) was 36.2% of its total loan portfolio at December 31, 1996. The residential mortgage loans made by F&M's subsidiary banks and Big Apple Mortgage Company are made only for single family, owner-occupied residences within their respective market regions. Residential mortgage loans offered by F&M's subsidiary banks are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the third or fifth year anniversary of the loan.

          Big Apple Mortgage (also trading as F&M Mortgage Company), F&M Bank-Northern Virginia, and F&M Bank-Peoples sell into the secondary market permanent residential mortgage loans that conform to GNMA and FNMA underwriting guidelines. These F&M subsidiaries purchase government insured 1-4 family FHA and VA loans and resell them immediately in package form. At December 31, 1996, Big Apple Mortgage, F&M Bank-Northern Virginia, and F&M Bank-Peoples had $18.0 million in loans that it has committed to purchase, but had not settled upon.

          F&M's real estate construction portfolio historically has been a relatively small portion of the total loan portfolio. At December 31, 1996, construction loans were $66.5 million or 4.6% of the total loan portfolio. Generally, construction loans are made to finance owner-occupied properties with permanent financing commitments in place. F&M's subsidiary banks make a limited number of loans for acquisition, development, and construction of residential real estate. F&M's construction loans, including its acquisition and development loans, generally bear a float rate of interest and mature in one year or less. Loan underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project. As a result of strict underwriting guidelines, F&M has experienced no charge-offs involving residential construction loans since 1987.

          Loans to individuals were 16.2% of F&M's total loan portfolio at December 31, 1996, if home equity lines were included. F&M's subsidiary banks offer a wide variety of consumer loans which include credit card loans, home equity lines, and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in each subsidiary bank's market region.

CREDIT POLICIES AND PROCEDURES

          F&M has established system-wide guidelines governing, among other things, lending practices, credit analysis and approval procedures, and credit quality review. Within these guidelines, F&M's subsidiary banks have latitude to tailor their loan products to meet the needs of the communities and specific customers. A holding company officer or representative serves on the Board of Directors of each subsidiary bank to monitor practices and to serve as the liaison with F&M.

LOAN APPROVAL. F&M's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed an individual officer's lending authority, the loan request must be approved by an officer with a higher lending limit or by each subsidiary bank's loan review committee. F&M has assigned a lending limit for each subsidiary bank. Loans that would result in a subsidiary bank exceeding its assigned limit must be approved first by each subsidiary bank's loan review committee and then by a central credit committee appointed by the holding company. The central credit committee consists of six senior officers of F&M Bank-Winchester and the Company, along with outside directors of either F&M Bank-Winchester or the Company, who rotate at the twice weekly meetings.

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

          All classified loans are reviewed at least quarterly by F&M's senior officers and monthly by the subsidiary bank's boards of directors. All past due and nonaccrual loans are reviewed monthly by each subsidiary banks' boards of directors. As a matter of policy, F&M's subsidiary banks place loans on nonaccrual status when management determines that the borrower can no longer service debt from current cash flows and/or collateral liquidation. This generally occurs when a loan becomes 90 days past due as to principal and interest.

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

IMPAIRED LOANS. The recorded investment in certain loans that were considered to be impaired in accordance to FASB 114 was $8.9 million at year end 1996 as compared to $11.0 million at year end 1995, of which $6.5 million was classified as nonperforming. Included in 1996 impaired loans are $5.6 million secured by commercial real estate. All impaired loans at year end 1996 had a related valuation allowance totaling $1.4 million. At year end 1995, $8.0 million had a related valuation allowance of $1.4 million and $3.3 million did not have a valuation allowance primarily due to application of interest payments against book balances or write-downs previously taken on these loans. The average recorded investment in certain impaired loans for the years ended December 31, 1996 and December 31, 1995, was approximately $9.3 million and $11.7 million, respectively. For the year 1996 and 1995, interest income recognized on impaired loans totaled $154 thousand and $263 thousand, all of which was recognized on a cash basis.

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

          An impaired loan is charged off when management determines that the prospect of recovery of the principal of the loan has significantly diminished.

DEPOSITS

          F&M's subsidiary banks offer a number of programs to consumers and to small and middle market businesses at interest rates consistent with local market conditions. The following Table sets forth the mix of depository accounts offered by F&M's subsidiary banks as a percentage of total deposits at the dates indicated:


                                                     December 31,
                                             1996       1995       1994

          Noninterest-bearing demand          17.0%      16.7%      16.6%
          Interest checking                   15.5       15.1       16.7
          Savings accounts                    10.4       11.2       13.4
          Money market accounts               10.6       11.3       14.2
          Time deposit accounts:
          Under $100,000                      37.7       36.8       32.4
          $100,000 and over                    8.8        8.9        6.7
                                             100.0%     100.0%     100.0%

          F&M's subsidiary banks control deposit flows primarily through pricing of deposits and, to a lesser extent, through promotional activities. F&M's subsidiary banks establish deposit rates based on a variety of factors, including competitive conditions, liquidity needs and compliance with net interest margin requirements established by F&M for all subsidiary banks. As of December 31, 1996, F&M's subsidiary banks had $172.1 million of certificates of deposit greater than $100,000, or 8.8% of total deposits. F&M's subsidiary banks do not accept brokered deposits.

          No material portion of the deposits of F&M's subsidiary banks has been obtained from a single or a small group of customers, and the loss of any customer's deposits or a small group of customers' deposits would not have a material adverse effect on the business of any of F&M's subsidiary banks. See "Business- Market Regions" for information regarding each subsidiary bank's deposit share and rank in its respective market.

LIQUIDITY AND SENSITIVITY TO INTEREST RATES

          The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of F&M's loan and deposit customers. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. F&M does not hedge its position with swaps, options or futures but instead maintains a highly liquid and short-term position in all of its earning assets and interest-bearing liabilities.

          In order to meet its liquidity needs, F&M schedules the maturity of its investment securities according to its needs. The weighted-average life of the securities portfolio at the end of 1996 was five years and three months which is indicative of F&M's investment philosophy of investing in U.S. Government securities with maturities between five and ten years. F&M views its securities portfolio primarily as a source of liquidity and safety, however, it may, if the market is favorable, make changes in the available for sale portfolio to take advantage of changes in the yield curve. F&M views the total available for sale securities portfolio as a source of liquidity, whereas, liquidity in the held to maturity portfolio is limited to calls and maturities. The maturity ranges of the securities and the average taxable-equivalent yields as of December 31, 1996, are shown in the following Table:


                             U.S. Government and
                               and Its Agencies              State and Municipals                   Other
                              Book                           Book                             Book
                              Value         Yield            Value            Yield           Value        Yield
One year or less             $116,594       6.06%           $ 5,648           5.13%           $10,506       2.85

After one year
 through five years           275,408       6.16%            11,461           5.26%             8,393       6.29%

After five years
 through ten years            109,763       6.78%             9,590           5.47%               260       5.70%

After ten years                45,718       7.19%             3,652           5.31%              -          -

Total                        $547,483       6.32%           $30,351           5.31%           $19,159       4.40%

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

REMAINING MATURITIES OF SELECTED LOANS


          December 31,
                                        Commercial, Financial   Real Estate-
                                        and Agricultural        Construction
                                        (Dollars in thousands)

          Within one year                       $119,534              $56,753
          Variable Rate:
               One to five years                  12,301                1,653
               After five years                      -                    -
                 Total                            12,301                1,653
          Fixed Rate:
               One to five years                  69,393                7,881
               After five years                   24,099                  190
                  Total                           93,492                8,071
                  Total Maturities              $225,327              $66,477


          F&M's asset/liability committee is responsible for reviewing the Corporation's liquidity requirements and maximizing the Corporation's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are also reviewed in detail for each of F&M's individual banks. However, overall asset/liability management is performed on a consolidated basis to achieve a consistent and coordinated approach.

          One of the tools F&M uses to determine its interest-rate risk is gap analysis. Gap analysis attempts to examine the volume of interest-rate sensitive assets minus interest-rate sensitive liabilities. The difference between the two is the interest-sensitivity gap, which indicates how future changes in interest rates may affect net interest income. Regardless of whether interest rates are expected to increase or fall, the object is to maintain a gap position that will minimize any changes in net interest income. A negative gap exists when F&M has more interest-sensitive liabilities maturing within a certain time period than interest-sensitive assets. Under this scenario, if interest rates were to increase, it would tend to reduce net interest income. At December 31, 1996, F&M had a positive one year balance sheet gap of $90.1 million and a risk to interest margin (gap as a percentage of rate sensitive assets) of 4.30%.

          F&M attempts to control interest-rate risk according to its projected needs utilizing maturity and repricing reports. F&M also compares the Olson Model, a dynamic modeling process that projects the impact of different interest rate, loan and deposit growth scenarios over a 12-month period to its projected needs. A large part of F&M's loans and deposits comes from its retail base and does not automatically reprice on a contractual basis in reaction to changes in interest-rate levels. Accordingly, F&M has not experienced the earnings volatility indicated by its interest-sensitive gap position. F&M's net interest margin for 1994, 1995 and 1996 were 4.77%, 4.82% and 4.76%. Whether interest rates were high or low, F&M has been able to maintain adequate liquidity to provide for changes in interest rates and in loan and deposit demands.

OTHER ACTIVITIES

          F&M's subsidiary banks offer a range of trust services. The Trust Department of F&M Bank-Winchester manages $266.0 million in assets in approximately 1,050 accounts, covering both personal trust activities and employee benefit plans. F&M Bank-Northern Virginia and F&M Bank-Peoples offer similar trust services and manage assets totaling $34.0 million and $108.0 million, respectively. F&M's other subsidiary banks do not operate trust departments, but are encouraged to offer their customers the opportunity to utilize trust services offered by F&M Bank-Winchester.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

          All officers of the Company and its subsidiaries are elected annually to serve at the pleasure of the Board of Directors of the Company. The following table sets forth the names, offices and ages at February 28, 1997, of each of the executive officers of the Company and is included in conformity with Instruction 3 of Item 401(b) of Regulation S-K:



                                             YEAR FIRST
NAME                                 AGE      ELECTED              OFFICE
W. M. Feltner                        77         1970               Chairman and Chief Executive Officer of the
                                                                   Company; Chairman of Board, F&M
                                                                   Bank-Winchester

Jack R. Huyett                       64         1992               President-Chief Administrative Officer of the
                                                                   Company

F. Dixon Whitworth, Jr.              52         1985               Executive Vice President of the Company

Alfred B. Whitt                      58         1991               Senior Vice President, Secretary, Senior
                                                                   Financial Officer of the Company and F&M
                                                                   Bank-Winchester

Betty H. Carroll                     59         1985               Senior Vice President of the Company;
                                                                   President, Chief Executive Officer, F&M
                                                                   Bank-Winchester

Barbara H. Ward                      51         1983               Treasurer of the Company; Senior Vice
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


                           SUPERVISION AND REGULATION

          The Company and its subsidiary banks are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. The following is a brief summary of certain statues, rules and regulations affecting the Company and its subsidiary banks. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and its subsidiary banks. A change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

THE COMPANY

          The Company is registered as a bank holding company under the Bank Holding Company Act ("BHCA") and the Virginia Financial Institution Holding Company Act, and is therefore subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Virginia State Corporation Commission (the "Virginia SCC"). F&M's subsidiary banks are subject to examination and regulation by the Virginia SCC and the West Virginia Board of Banking and Financial Institutions (the "West Virginia Board of Banking"). In addition, the Company and its subsidiary banks are subject to certain minimum capital standards established by the Federal Reserve and the FDIC.

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

          The Company, as an affiliate of its subsidiary banks within the meaning of the Federal Reserve Act, is subject to certain restrictions under the Federal Reserve Act regarding transactions between a bank and companies with which it is affiliated. These provisions limit extensions of credit (including guarantees of loans) by the subsidiary banks to affiliates, investments in the stock or other securities of the Company by the subsidiary banks and the nature and amount of collateral that Subsidiary Banks may accept from any affiliate to secure loans extended to the affiliate. Further, under the Federal Reserve Act and the regulations promulgated thereunder, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or service.

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

          Federal Reserve policy requires a bank holding company to act as a source of financial strength to each of its bank subsidiaries and to take certain measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank subsidiary may not otherwise be warranted. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), in order to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee up to certain maximum limits the compliance with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking regulator. In addition, if a bank holding company has more than one bank or thrift subsidiary, the bank holding company's other subsidiary depository institutions are responsible under a cross guarantee for any losses to the FDIC resulting from the failure of a depository institution subsidiary. Under these provisions, a bank holding company may be required to loan money to its depository institution subsidiaries in the form of capital notes or other instruments. However, any such loans likely would be unsecured and subordinated to such institution's depositors and certain other creditors.

          All acquisitions, whether by an in-state or out-of-state acquiror, involving a Virginia bank or bank holding company require the prior approval of the Virginia SCC, in addition to approval by the appropriate federal regulatory authority. Similarly, the West Virginia Board of Banking must approve all acquisitions of a West Virginia bank or bank holding company, and the Commissioner of Financial Regulation must approve all acquisitions of a Maryland bank or bank holding company.

          Federal law permits bank holding companies from any state to acquire banks and bank holding companies located in any other state. Effective June 1, 1997, the law will allow interstate bank mergers, subject to earlier "opt-in" or "opt-out" action by individual states. The law currently allows interstate branch acquisitions and de novo branching if permitted by the host state. Virginia and Maryland have adopted early "opt-in" legislation that allows interstate bank mergers. These laws also permit interstate branch acquisitions and de novo branching in Virginia by out-of-state banks if reciprocal treatment is accorded Virginia banks in the state of the acquiror.

REGULATION OF SUBSIDIARY BANKS

          GENERAL. All of F&M's subsidiary banks are state-chartered institutions organized under either Virginia, West Virginia, or Maryland law. Seven of the subsidiary banks, F&M Bank-Winchester, F&M Bank-Massanutten, F&M Bank-Richmond, F&M Bank-Central Virginia, F&M Bank-Emporia, F&M Bank- Northern Virginia, and F&M Bank-Peoples are Virginia-chartered institutions regulated and examined by the Virginia SCC. F&M Bank-Blakeley, F&M Bank-Martinsburg and F&M Bank-Keyser are West Virginia- chartered institutions regulated and examined by the West Virginia Board of Banking. F&M Bank-Allegiance is a Maryland state-chartered bank regulated and examined by the Commissioner of Financial Regulation of the State of Maryland.

          F&M's subsidiary banks are all members of the Federal Reserve System and are, therefore, supervised and examined by the Federal Reserve, their primary federal regulator. The Federal Reserve and the Virginia SCC, West Virginia Board of Banking, or the Commission of Financial Regulation of the State of Maryland, as appropriate, conduct regular examinations of each subsidiary bank, reviewing the adequacy of their allowance for loan losses, quality of loans and investments, propriety of management practices, compliance with laws and regulations and other aspects of operations. In addition to these regular examinations, each subsidiary bank must furnish the Federal Reserve with quarterly reports containing detailed financial statements and schedules. The FDIC, which provides deposit insurance, also has authority to examine and regulate F&M's subsidiary banks.

          Federal and state banking laws and regulations govern all areas of the operations of F&M's subsidiary banks, including maintenance of cash reserves, loans, mortgages maintenance of minimum capital, payment of dividends, and establishment of branch offices. Federal and state bank regulatory agencies also have the general authority to eliminate dividends paid by insured banks if such payment is deemed to constitute an unsafe and unsound practice. As their primary federal regulator, the Federal Reserve has authority to impose penalties, initiate civil administrative actions and take other steps to prevent F&M's subsidiary banks from engaging in unsafe or unsound practices. In this regard, the Federal Reserve has adopted capital adequacy requirements applicable to its member banks.

          DEPOSIT INSURANCE. The deposits of F&M's subsidiary banks are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC has implemented a risk- related assessment system for deposit insurance premiums and all depository institutions have been assigned to one of nine risk assessment classifications based upon certain capital and supervisory measures. All deposits of F&M's subsidiary banks are subject to the rates of the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits. In 1996, all F&M's banks received a "1A" risk classification rating, the highest possible rating, and paid the minimum premium of $2,000 per bank for 1996.


REGULATORY CAPITAL REQUIREMENTS

          On December 19, 1991, FDICIA was enacted. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized", which terms are each further defined by federal regulations. A depository institution is "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it fails to meet any such measure, "significantly undercapitalized" if it is significantly below any such measure, and "critically undercapitalized" if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to not less than 2.0% of total assets and not more than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2.0% would be higher than such 65% level). An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. In order to be classified as a "well capitalized institution" under the proposed rules, the institution must have a total risk-based capital ratio of 10% and a leverage ratio of 5%.

          If a depository institution fails to meet regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and, ultimately, require the appointment of a conservator or receiver for the institution. As of December 31, 1996, all F&M's subsidiary banks exceeded the required regulatory capital requirements under FDICIA.


CAPITAL ADEQUACY

          Information on "Capital Adequacy" may be found under ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "Capital Resources".


DIVIDENDS

          Dividends from F&M's subsidiary banks constitute the major source of funds for dividends to be paid by the Company. The amount of dividends payable by each subsidiary bank to the Company depends upon its earnings and capital position, and is limited by federal and state law, regulations and policy. The Federal Reserve has the general authority to limit dividends paid by F&M's subsidiary banks and the Company if such payments are deemed to constitute an unsafe and unsound practice.

          As state member banks subject to the regulations of the Federal Reserve, each subsidiary bank must obtain approval of the Federal Reserve for any dividend if the total of all dividends declared by F&M's subsidiary banks in any calendar year would exceed the total of its net profits for such year, as defined by the Federal Reserve, plus its retained net profits for the preceding two years. In addition, each subsidiary bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting current losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of all loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection.

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

          Under West Virginia law, a state bank may declare a dividend only from its undivided profits and, if the bank's surplus account is not greater than or equal to the par value of the bank's stock, the bank may not declare a dividend unless a portion of the bank's profits for the period for which dividends are declared is credited to the bank's surplus account. Also, a West Virginia-chartered bank must obtain the approval of the West Virginia Board of Banking prior to declaring a dividend if the total of all dividends paid by the bank in any calendar year exceeds the total of its profits for that year plus its undivided profits for the preceding two years. Pursuant to Maryland law, a state bank may declare a cash dividend only from (i) its undivided profits or
(ii) with the prior approval of the Commissioner of Financial Regulation of the State of Maryland, its surplus in excess of 100% of its required capital stock. For further information about the Company's dividends, see Part II., Item 5., "Market for Registrant's Common Equity and Related Stockholder Matters".


RECENT LEGISLATIVE DEVELOPMENTS

          From time to time, various legislative and regulatory proposals with respect to the regulation of financial institutions are considered by the executive branch of the Federal government, Congress and various state governments, including Virginia and West Virginia. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.


ITEM 2.  PROPERTIES

          The principal executive offices of F&M are located in the Yost Building at 38 Rouss Avenue, Winchester, Virginia, a two-story building built in 1784 and owned free of any encumbrances. The Company operates a total of 96 banking offices (80 in Virginia, 9 in West Virginia, and 7 in Maryland), 57 of which are owned by the Company or one of its subsidiary banks free of any encumbrances, and 39 of which are leased under agreements expiring at various dates, including renewal options. The Company also owns additional office facilities for various of its lending, audit, accounting and data processing functions. Additional information regarding F&M's lease agreements may be found under ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 14.


ITEM 3.  LEGAL PROCEEDINGS

          In the ordinary course of its operations, the Company and its subsidiary banks are parties to various legal proceedings. Based on information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company has not submitted any matters to its security holders since its Annual Meeting of Shareholders held April 23, 1996.

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

          The following table sets forth the per share high and low last sale prices for the common stock of the Company as reported on the New York Stock Exchange and/or the NASDAQ National Market System, and the cash dividends paid or declared per share on the Common Stock for the period indicated:

                              PRICE RANGE                  CASH
                        HIGH                LOW          DIVIDENDS

1994
 First Quarter          16.625              15.250          0.145
 Second Quarter         18.250              15.000          0.145
 Third Quarter          17.375              16.000          0.145
 Fourth Quarter         17.250              14.750          0.150

1995
 First Quarter          17.125              15.750          0.150
 Second Quarter         17.375              15.500          0.150
 Third Quarter          18.125              15.620          0.150
 Fourth Quarter         20.000              17.250          0.160

1996
 First Quarter          19.750              17.250          0.160
 Second Quarter         18.500              16.000          0.160
 Third Quarter          19.375              17.250          0.175
 Fourth Quarter         21.375              18.125          0.230

          At December 31, 1996, there were 20,373,697 shares of Common Stock outstanding held by 8,313 holders of record.

          The Company historically has paid cash dividends on a quarterly basis. The Company increased the fourth quarter 1996 dividend to $0.18 per share and declared a special cash dividend of $0.05 per share. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally its subsidiary banks, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies.

          The Company or F&M Bank-Winchester has paid regular cash dividends for more than 55 consecutive years.

          The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from F&M's subsidiary banks. F&M's subsidiary banks are subject to certain legal restrictions on the amount of dividends they are permitted to pay to the Company. At December 31, 1996, F&M's subsidiary banks had available for distribution as dividends to the Company approximately $44.0 million.


ITEM 6.   SELECTED FINANCIAL INFORMATION

          Incorporated herein by reference, as Exhibit 13, to page 1 of the 1996 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Incorporated herein by reference, as Exhibit 13, to pages 6 through 23 of the 1996 Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated herein by reference, as Exhibit 13, to pages 24 through 44 of the 1996 Annual Report.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

          NONE.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          Pursuant to General Instruction G(3), the information called for by
          Part III, Items 10. through 13., is incorporated herein by reference from the Company's definitive proxy statement, dated March 21, 1997, for the Company's Annual Meeting of Shareholders to be held April 22, 1997, which definitive proxy statement was filed with the Commission pursuant to Rule 14a-6 on March 19, 1997. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I under "EXECUTIVE OFFICERS OF THE REGISTRANT".

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents included in Part II of this report are incorporated by reference to the Company's 1996 Annual Report (see
       Exhibit 13):

       1. Financial Statements                                         Page
          Report of Independent Certified Public Accountants            45
          F&M National Corporation and Subsidiaries:
          Consolidated Balance Sheets at December 31, 1996
             and 1995                                                   24
          Consolidated Statements of Income at December 31, 1996
             and 1995                                                   25
          Consolidated Statements of Changes in Shareholders'
             Equity for years ended December 31, 1996,
             1995 and 1994                                              26
          Consolidated Statements in Cash Flows for the periods
             ended December 31, 1996, 1995 and 1994                     27
          Notes to Financial Statements                                 28

       2. Financial Statement Schedules

          All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

       3. Exhibits.

          (10)  Material Contracts.

                (i) Form of agreement between officers of the Registrant under the Registrant's Defined Benefit Deferred Compensation and Salary Continuation Plan (incorporated herein by reference to Exhibit 10(b) to Registration Statement #33-10696, filed on December 9, 1986).

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

                (v) Executive Severance Agreements entered into with the Registrant and the following Executive Officers of the Registrant on December 1, 1995: Jack R. Huyett, Betty H. Carroll, Alfred B. Whitt, and F. Dixon Whitworth, Jr. (incorporated herein by reference to Form 10-K/405 for the calendar year ended December 31, 1995, filed with the Commission on March 28,
                       1996).

             (11) Statement re computation of per share earnings (filed herewith).

             (13) Portions of the 1996 Annual Report to Shareholders for the fiscal year ended December 31, 1996 (filed herewith).

             (21)   Subsidiaries of the Registrant (filed herewith).

             (23)   Consent of Yount, Hyde & Barbour, P. C., Certified Public
                     Accountants (filed herewith).

             (27)   Financial Data Schedule (filed herewith).

(b)    Reports on Form 8-K.

       During 1996, the Company filed the following reports:

       (i) April 11, 1996, under ITEMS 2. and 7., to report the completion of the merger of FB&T Financial Corporation with and into the Registrant.

       (ii) April 29, 1996, under ITEM 5., relative to the announcement that the Registrant had entered into an Agreement and Plan of Reorganization with Allegiance Banc Corporation, Bethesda, Maryland.

       (iii) May 10, 1996, under Items 5, to announce that the Board of Directors of the Registrant had approved purchase of up to 150,000 shares of the Registrant's common stock in the open market.

       (iv) July 2, 1996, under ITEMS 2. and 7., relative to restated consolidated financial statements of F&M National Corporation and Subsidiaries to reflect the acquisition of FB&T Financial Corporation, Fairfax, Virginia, and the proposed acquisition of Allegiance Banc Corporation, Bethesda, Maryland.

       (v) October 10, 1996, under ITEM 5., to announce the completion of the merger of Allegiance Banc Corporation with and into the Registrant.

       (vi) November 14, 1996, under ITEM 5., to announce that the Board of Directors of the Registrant had approved purchase of up to 400,000 shares of the Registrant's common stock in the open market.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of March, 1997:

                                            F&M NATIONAL CORPORATION
                                            Winchester, Virginia



                                            W. M. Feltner, Chairman of the Board
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 12th day of March, 1997:

SIGNATURE                       TITLE

/s/                             Chairman of the Board, Chief Executive
W. M. FELTNER                   Officer, Director

/s/                             President, Chief Administrative Officer,
JACK R. HUYETT                  Director

/s/                             Principal Accounting and Financial Officer,
ALFRED B. WHITT                 Secretary

/s/
LEONARD L. ABEL                 Director

/s/
FRANK ARMSTRONG, III            Director

/s/
WILLIAM H. CLEMENT              Director

/s/
CHARLES E. CURTIS               Director

/s/
WILLIAM R. HARRIS               Director

/s/
L. DAVID HORNER, III            Director

/s/
WILLIAM A. JULIAS               Director

/s/                             Director
GEORGE L. ROMINE

/s/
JOHN S. SCULLY, III             irector

/s/
J. D. SHOCKEY, JR.              irector

/s/
RONALD W. TYDINGS               irector

/s/
FRED G. WAYLAND, JR.            irector

/ /
C. RIDGELY WHITE                irector