Form 10-Q
period 1997-03-31
F&M NATIONAL CORP
filed 1997-05-14
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549


                                      FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1997               Commission File No. 0-5929


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


As of May 12, 1997, there were 20,258,067 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     March 31,     December 31,
                                                     1997          1996
Assets:
   Cash and due from banks                           $  115,335    $  112,866
   Interest-bearing deposits in other banks               1,464         1,262
   Securities-held to maturity(market value
     March 31, 1997-$330,802;
     December 31, 1996, $335,542)                       333,471       333,565
   Securities-available for sale
     (at market value)                                  246,335       263,428

   Federal funds sold and securities
     purchased under agreements to resell                83,104        69,045

   Loans-held to maturity                             1,439,262     1,408,969
   Loans-available for sale                              29,039        35,858
     Unearned income                                     (4,971)       (5,719)
       Loans (net of unearned income)                 1,463,330     1,439,108
     Allowance for loan losses                          (18,311)      (17,936)
       Net loans                                      1,445,019     1,421,172

   Bank premises and equipment, net                      51,972        45,939

   Other assets                                          59,909        56,474
     Total assets                                    $2,336,609    $2,303,751


Liabilities and Shareholders' Equity:


Liabilities:
   Deposits:
     Non-interest bearing                            $  336,077    $  334,499
     Interest bearing                                 1,660,342     1,632,439
       Total deposits                                 1,996,419     1,966,938

   Federal funds purchased and securities
     sold under agreements to repurchase                 54,652        51,536

   Federal Home Loan Bank advances                        3,500         8,297
   Other short-term borrowings                           15,241        14,876
   Long-term debt                                        12,242        11,497
   Other liabilities                                     21,945        19,883
       Total liabilities                             $2,103,999    $2,073,027


F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     March 31,     December 31,
                                                     1997          1996

Stockholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                  0             0

   Common stock par value $2.00 per
     share, authorized 30,000,000 shares:
     issued March 31, 1997 - 20,338,081
     shares; issued December 31,
     1996-20,373,697 shares                              40,676        40,747

   Capital surplus                                       68,789        69,197
   Retained earnings                                    124,343       120,350
   Unrealized gain (loss) on securities
     available for sale, net                             (1,198)          430

       Total shareholders' equity                       232,610       230,724

Total liabilities and
   shareholders' equity                              $2,366,609    $2,303,751

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)


                                                      (Unaudited)
                                                      For the Three Months
                                                      Ended March 31,
                                                      1997              1996


Interest Income
 Loans held to maturity:
  Interest and fees                                   $ 32,940          $ 29,942
 Loans available for sale:
  Interest and fees                                        482               735
   Total loan interest income                           33,422            30,677

 Securities held to maturity:
  Taxable interest income                                4,804             4,704
  Interest income exempt from
    Federal income taxes                                   396               403
 Securities available for sale:
  Taxable interest income                                3,749             4,358
  Dividend income                                          186               132
   Total security interest income                        9,135             9,597

 Interest on federal funds sold
  and securities purchased
  under agreements to resell                               882             1,033
 Interest on deposits in banks                              49                12
  Total interest income                                 43,488            41,319

Interest expense:
 Interest on deposits                                   17,072            17,114
 Interest on short-term
  borrowings                                               688               560
 Interest on long-term debt                                200                99
  Total interest expense                                17,960            17,773

  Net interest income                                   25,528            23,546

Provision for loan losses                                1,070               472
 Net interest income after
  provision for loan losses                             24,458            23,074

/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)



                                                      (Unaudited)
                                                      For the Three Months
                                                      Ended March 31,
                                                      1997              1996

Other Income:
 Commissions and fees from
  fiduciary activities                                $   609           $   547
 Service charges on deposit
  accounts                                              2,256             2,043
 Credit card fees                                         834               777
 Fees for other customer services                         646               498
 Other operating income                                   765             1,259
 Profits on securities available
  for sale                                                 95                25
 Investment securities gains, net                          (2)                -
   Total other income                                   5,203             5,149

Other Expenses:
 Salaries and employee benefits                         9,643             9,129
 Net occupancy expense of premises                      1,508             1,546
 Furniture and equipment expense                        1,385             1,232
 Deposit insurance                                         42                23
 Credit card expense                                      548               461
 Other operating expense                                4,895             5,145
   Total other expense                                 18,021            17,536
    Income before income tax expense                   11,640            10,687
    Income tax expense                                  3,985             3,677

    Net income                                        $ 7,655           $ 7,010

Earnings per average share:
 (1997 - 20,347,855 shares;
  1996 - 20,425,975 shares)

 Net income per share                                 $ 0.38            $ 0.34

 Dividends per share                                  $ 0.18            $ 0.15



See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(000 OMITTED)

                                                               Unrealized
                                                               Gain
                                                               (Loss) on
                                                               Securities
                              Common    Capital    Retained    Available
                              Stock     Surplus    Earnings    for Sale-Net     Total

Balances-Jan. 1, 1996         $40,848   $72,715    $105,140        3,343        $222,046
Net income                                            7,010                        7,010
Cash dividends                                       (3,044)                      (3,044)
Acquisition of common
 stock                            (85)     (734)                                    (819)
Issuance of authorized
 common stock:
  Stock options                    88       236                                      324
  Stock options under
   non-variable
   compensatory plan                        500                                      500
  Employee Stock Ownership
   Plan                            98       797                                      895
Market value adjustment,
 net of income tax                                                (2,974)         (2,974)
Balances-Mar. 31, 1997        $40,949   $73,514    $109,106    $     369        $223,938


Balances-Jan. 1, 1997         $40,747   $69,197    $120,350    $     429        $230,723
Net Income                                            7,655                        7,655
Cash dividends                                       (3,662)                      (3,662)
Acquisition of common
 stock                           (232)   (2,288)                                  (2,520)
Issuance of authorized
 common stock:
  Stock options                    61       198                                      259
  Stock options under
   non-variable
   compensatory plan                        732                                      732
  Employee stock
   ownership plan                 100       950                                    1,050
Market value adjustment,
 net of income tax                                              (1,627)           (1,627)
Balances-Mar. 31, 1997        $40,676   $68,789    $124,343    $(1,198)         $232,610

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)

                                                            (Unaudited)
                                                            Consolidated for the
                                                            Three Months Ended
                                                            March 31,     March 31,
                                                            1997          1996
Cash Flows From Operating Activities
  Net income                                                $  7,655      $  7,010
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                               1,227         1,190
   Provision for loan losses                                   1,070           472
   Profit on securities available for sale                       (95)          (25)
   Loss on securities held to maturity                             2             0
   Increase in other assets                                   (1,398)       (1,880)
   Increase in other liabilities                               2,062         3,424

   Net cash provided by operating activities                  10,523        10,191

Cash Flows From Investing Activities
  Increase in interest-bearing
   deposits in other banks                                      (202)          (11)
  Proceeds from maturities, calls and sales
   of available for sale securities                           20,671        15,971
  Purchase of securities available for sale                   (5,970)      (15,854)
  Proceeds from maturities of invesment
   securities                                                 16,797        34,180
  Purchase of investment securities                          (16,705)      (28,394)
  Increase in federal funds sold
   and securities purchased under agreements
   to resell                                                 (14,059)       (7,844)
  Net increase in loans                                      (26,076)      (39,889)
  Purchases of bank premises and equipment                    (7,021)       (3,469)
  Proceeds from sale of OREO                                     474         1,438
    Net cash (used in) investing activities                  (32,091)      (43,872)

Cash Flows From Financing Activities
  Net increase in noninterest-
   bearing and interest-bearing demand
   deposits and savings accounts                               8,104         2,926
  Net increase in certificates of deposit                     21,378        41,145
  Dividends paid                                              (3,662)       (3,044)
  Decrease in other
   short-term borrowings                                      (1,317)       (8,639)
  Increase in long-term debt                                     745           450
  Acquisition of common stock                                 (2,520)         (819)
  Net proceeds from issuance of common stock                   1,309         1,219


F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)

                                                         (Unaudited)
                                                         Consolidated for the
                                                         Three Months Ended
                                                         March 31,    March 31,
                                                         1997         1996

Net cash provided by financing activities                  24,037       33,238

   Increase (decrease) in cash and
    cash equivalents                                        2,469         (443)

Cash and Cash Equivalents
  Beginning                                               112,866      112,690

  Ending                                                  115,335      112,247


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                             16,807       17,039
   Interest paid on other short-term
    borrowings                                                688          560

                                                           17,495       17,599

  Income taxes                                                 11            -

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1997 - 68,500 shares;
   1996 - 50,000 shares                                       732          500

  Loan balances transferred to foreclosed
   properties                                               1,159        1,072

  Market value adjustment available for
   sale securities                                         (2,487)      (4,575)






See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


l. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and December 31, 1996, and the results of operations and changes in cash flows for the three months ended March 31, 1997 and 1996. The statements should be read in conjunction with the Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1996.

2.  F&M acquired Allegiance Banc Corporation effective October 1,
1996. The transaction was accounted for using the pooling-of-interest method of accounting. Accordingly, the financial statements of F&M have been restated for all periods presented to reflect the acquisition. See Note 9 for further details.

3. The results of operations for the three-month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

4. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of March 31, 1997, are as follows:


                                 March 31, 1997 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value

U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $302,015     $1,397       ($4,304)     $299,108
Corporate securities                1,573         46            (1)        1,618
Obligations of states and
 political subdivisions            29,883        404          (211)       30,076
                                 $333,471     $1,847       ($4,516)     $330,802

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


F&M's amortized cost and market value of the available for sale securities as of March 31, 1997, are as follows:

                                 March 31, 1997 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $213,205     $  553       ($3,390)     $210,368
Corporate securities               14,201      1,608            (3)       15,806
Mortgage-backed securities         18,169         48          (452)       17,765
Other                               2,396        --             --         2,396
                                 $247,971     $2,209       ($3,845)     $246,335


5.  F&M's loan portfolio is composed of the following:

                                                   March 31,      December 31,
                                                   1997           1996
                                                   (000 Omitted)


Commercial, financial and agricultural             $  242,993     $  225,327
Real estate-construction                               68,704         66,477
Real estate-mortgage                                  986,821        981,909
Installment loans to individuals                      169,783        171,114
Total loans                                         1,468,301      1,444,827
Less: Unearned income                                  (4,971)        (5,719)
      Allowance for loan losses                       (18,311)       (17,936)

Loans, net                                         $1,445,019     $1,421,172

F&M had $10,265,000 in non-performing loans at March 31, 1997.

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


6.  Reserve for Loan Losses:


                                                   March 31,      December 31,
                                                   1997           1996
                                                   (000 Omitted)

Balance at January 1                               $  17,936      $  18,252
Provision charged to operating expense                 1,070          2,050
Recoveries added to the reserve                          490            518
Loan losses charged to the reserve                    (1,185)        (2,884)
Balance at end of period                           $  18,311      $  17,936


7.   Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the three-month periods ended March 31, 1997 and 1996 were 20,347,855 shares and 20,425,975 shares, respectively.

8. On March 29, 1996, the Corporation completed its acquisition of FB&T Financial Corporation, the holding company for Fairfax Bank & Trust Company. A total of 2,517,577 shares of the Corporation's common stock was issued in the transaction which was accounted for as a pooling-of-interests.

9. On October 1, 1996, the Corporation completed its acquisition of Allegiance Banc Corporation, the holding company for Allegiance Bank,
N. A.. A total of 1,455,628 shares of the Corporation's common stock was issued in the transaction which was accounted for as a pooling-of-interests.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F & M National Corporation and Subsidiaries as of March 31, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of F & M National Corporation and Subsidiaries as of December 31, 1996, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
May 12, 1997

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

On October 1, 1996, Allegiance Banc Corporation ("ABC"), Bethesda, Maryland, became a wholly-owned subsidiary of the Corporation with a tax-free exchange of 1,455,628 shares of F&M common stock for all of the outstanding shares of ABC. The merger of ABC has been accounted for as a pooling of interests and, therefore, all financial statements have been restated to reflect the merger.


FINANCIAL CONDITION

Total assets on March 31, 1997, amounted to $2.337 billion, up $87.4 million or 3.9% from $2.249 billion at March 31, 1996. Total assets at December 31, 1996, were $2.304 billion. For the first three months of 1997, total assets averaged $2.304 billion, 4.2% above the first three months of 1996 average of $2.210 billion.

Total loans, net of unearned income, amounted to $1.463 billion at March 31, 1997, an increase of $128.7 million or 9.6% from $1.335 billion at March 31, 1996. At December 31, 1996, total loans, net, were $1.439 billion. Total loans (net) as a percent of total assets were 62.6% at March 31, 1997, as compared to 59.3% at March 31, 1996, and 62.5% at December 31, 1996. Net loan volume for the first three months of 1997 was $26.1 million as compared to $39.9 million for the first three months of 1996. The decrease in loan volume is related to securing secondary market funding of $19.3 million, and investment of $19.7 million in FHA and VA government guaranteed residential real estate in the first quarter 1996.

On March 31, 1997, the securities portfolio totalled $579.8 million, which was $44.5 million or 7.1% lower than the year before and $17.2 million or 2.9% lower than at December 31, 1996. In the first three months 1997, as funds became available they were utilized for lending activities in lieu of investing in securities as a result of increased lending demand. Funds that were invested in the securities portfolio were an effort to balance the asset risk portfolio by acquiring U.S. government and U.S. Agency securities. Federal funds sold and securities purchased under agreements to resell were $83.1 million on March 31, 1997, $14.1 million or 20.4% higher than $69.0 million outstanding at December 31, 1996. The large increase in federal funds sold is primarily the result of short-term time deposit promotion and slowing of loan demand. It is anticipated that as loan demand and securities yields improve, funds will be invested in these higher yielding investments.

Financial Accounting Standards Board Pronouncement #115 requires the Corporation to show the effect of market changes in the value of securities available for sale (AFS). The market value of AFS securities at March 31, 1997, was $246.3 million as compared to $263.4 million at year end 1996. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes, is reflected as a line in Stockholders' Equity which was $(1.2) million at March 31, 1997, a decline from year end 1996 by $1.6 million. Loan rates have increased by 25 basis points in the first quarter 1997, thereby causing bond portfolio yields to decline resulting in a reduction in the securities portfolio market value. The decline in the market value of available for sale securities below book value is a temporary market condition.

Total deposits increased $69.5 million or 3.6% to $1.996 billion at March 31, 1997, compared to one year earlier. At December 31, 1996, total deposits were $1.967 billion. F&M offers attractive, yet competitive rates, that have contributed to the increase in deposits.

Long-term debt of $12.2 million at March 31, 1997, as compared to $4.7 million at March 31, 1996, and $11.5 million at year end 1996. Long-term debt consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low income housing.


RESULTS OF OPERATIONS

Net income for the first three months of 1997 amounted to $7.655 million, increasing $645 thousand or 9.2% from $7.010 million for the first three months of 1996. The yield on interest-earning assets was 8.32% for the first three quarter 1997 as compared to 8.18% for the first quarter 1996 and the yield on interest-bearing liabilities was 4.15% for the first quarter 1997 as compared to 4.24% for the first quarter 1996.

Return on average assets was 1.33% for the first three months of 1997, compared with 1.27% for the same period in 1996 and 1.30% for the year 1996. F&M's return on average equity was 13.11% for the first three months of 1997 and 12.89% for the year 1996. Return on average equity was 12.47% for the first three months 1996.

Net interest income totaled $25.5 million for the first three months of 1997, a $2.0 million or 8.4% increase over F&M's performance for the first three months of 1996. The net interest margin for the first three months 1997 was 4.91%, up 23 basis points from 4.68% for the first three months of 1996. The increase in net interest margin is the result of a reduction in the prime interest rate affecting adjustable rate loans and new loans and the delayed effect on the increase in rates on fixed rate interest-bearing deposits.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $23.8 million at March 31, 1997, and $23.6 million at December 31, 1996.
Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at March 31, 1997, were $10.3 million, or 0.70% of total loans, compared to $11.2 million, or 0.78% of total loans at December 31, 1996. Also included in nonperforming loans are loans considered impaired which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At March 31, 1997, impaired loans totaled $11.2 million upon which an allowance of $2.4 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of March 31, 1997, was $42 thousand. The average balance of impaired loans for the first three months 1997 was $11.2 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $4.5 million at March 31, 1997, and $4.5 million at December 31, 1996.

Foreclosed properties consists of 41 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At March 31, 1997, foreclosed properties were $13.5 million as compared to $12.4 million at December 31, 1996. F&M acquired through foreclosure approximately 1,000 acres of real estate located in Jefferson County, West Virginia, valued in excess of $4 million. F&M is marketing this property and intends to dispose of it as expediently as possible. F&M does not expect to realize any material loss in the final disposition of this or any of its foreclosed property.

In March 1996, F&M National Corporation (the parent company) acquired approximately 247 acres in Jefferson County, West Virginia, for development purposes. The development project consists of single family residential lots with sales to be directed towards the commuter market. The parent corporation has established a contingency reserve of $500 thousand to account for development costs such as installing roads and utilities associated with the project.

The allowance for loan losses has increased to $18.3 million at March 31, 1997, as compared to $17.9 million at year end 1996. The allowance for loan losses increased $375 thousand in the first three months 1997 as compared to $105 thousand for the first three months 1996. The increase in the allowance for loan losses in 1997 is a result of increased lending activity in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.25% at March 31, 1997, as compared to 1.38% at March 31, 1996, and 1.25% at year end 1996.


Total noninterest income increased $54 thousand or 1.1% from $5.1 million for the first three months of 1996 to $5.2 million for the first three months of 1997. For the first three months 1997, gains on securities available for sale were $95 thousand or 1.8% of total noninterest income, whereas, for the first three months of 1996 securities gains were $25 thousand or 0.5% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio. Credit card fees were $834 thousand for the first quarter 1997, up $57 thousand or 7.3% over the first quarter 1996 as a result of a marketing effort to attract new credit card customers. Other operating income decreased $494 thousand, down from $1.259 million for the first three months 1996 to $765 thousand for the first three months of 1997. Other operating income consists of other fees and charges that have decreased due to a change in the mix of charges for transactions.

Total noninterest expenses increased $485 thousand or 2.8% from $17.5 million for the first three months 1996 to $18.0 million for the first three months 1997. Salary expense increased $514 thousand or 5.6% from $9.1 million for the first three months 1996 to $9.6 million for the first three months 1997 as a result of normal increases in salaries and benefits. The cost of net occupancy expense has decreased $38 thousand or 2.5% from $1.5 million for the first three months of 1996 to $1.5 million for the first three months of 1997, as a result of some branches becoming fully depreciated. Furniture and equipment expense has increased $153 thousand or 12.4% from $1.2 million for the first three months 1996 to $1.4 million for the first three months 1997, which reflects an increase in the acquisition of new furniture and equipment. Deposit insurance was $42 thousand for the first three months 1997, an increase of $19 thousand from $23 thousand for the same period 1996 as a result of the FDIC deposit insurance fund increasing charges to all banks to pay for FICO bonds. Credit card expense was up $87 thousand from $461 thousand for the first three months 1996 to $548 thousand for the first three months 1997 as a result of direct marketing and offering new products. Other operating expense decreased $250 thousand from $5.1 million for the first three months of 1996 to $4.9 million for the first three months 1997 primarily due to a $500 thousand contingency reserve established to account for developmental costs in Jefferson County, West Virginia, in the first quarter 1996.

Income taxes increased $308 thousand or 8.4% from $3.7 million for the first three months of 1996 to $4.0 million for the first three months of 1997. The increase in income taxes is the result of greater amounts of income subject to income taxes.


ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans which has a positive impact on net income.

Total loan charge-offs less recoveries, amounted to $695 thousand for the first three months of 1997, representing a ratio of net charge-offs to total average loans, net of unearned income, of 0.19%, annualized. This compares to 1996 twelve-month net charge-offs of $2.4 million, or 0.17% of average loans.

As of March 31, 1997, loans on a non-accrual basis amounted to $10.2 million, or 0.70% of total loans, net of unearned discount and loans 90 days or more past due and still accruing totaled $4.5 million, or 0.30% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At March 31, 1997, the potential problem loans included 5 lending relationships with principal balances in excess of $500,000. Those lending relationships had an aggregate principal balance outstanding of $10.402 million.


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

F&M's risk-based capital position at March 31, 1997 was $226.8 million, or 15.4% of risk-weighted assets, for Tier I capital and $245.2 million, or 16.7% for total risk based capital.

Tier I capital consists primarily of common shareholders' equity, while total risk-based capital adds the allowance for loan losses to Tier I. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

      (2)  Plan of Acquisition, Reorganization, Arrangement,
           Liquidation, or Succession - not applicable.

      (3)  (i)  Articles of Incorporation - not applicable.
           (ii) By-laws - not applicable.

      (4)  Instruments Defining the Rights of Security Holders
           Including Indentures - not applicable.

     (10)  Material Contracts.

           Incorporated herein by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1996, filed with the Commission on March 27, 1997, under Exhibit 10.

     (11)  Statement re Computation of Per Share Earnings.

           Incorporated herein by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1996, filed with the Commission on March 27, 1997 under Exhibit 11.

     (15) Letter re Unaudited Interim Financial Information - not applicable.

     (18)  Letter re change in accounting principles - not applicable.

     (19)  Reports furnished to security holders.

           Incorporated herein by reference to Registrant's 1997 Notice of Annual Meeting and Proxy Statement dated March 21, 1997, filed with the Commission on March 19, 1997.

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


F & M NATIONAL CORPORATION



/s/ Jack R. Huyett
Jack R. Huyett, President, Chief Administrative Officer



/s/  Alfred B. Whitt
Alfred B. Whitt
Senior Vice President, Secretary, Senior Financial Officer



Date:   March 14, 1997