Form 10-Q
period 1997-06-30
F&M NATIONAL CORP
filed 1997-08-11
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549


                                      FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1997                Commission File No. 0-5929


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


As of August 7, 1997, there were 20,135,196 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     June 30,      December 31,
                                                     1997          1996
Assets:
   Cash and due from banks                           $  130,834    $  112,866
   Interest-bearing deposits in other banks               5,243         1,262
   Securities-held to maturity(market value
     June 30, 1997-$349,114;
     December 31, 1996, $335,542)                       347,713       333,565
   Securities-available for sale
     (at market value)                                  250,578       263,428

   Federal funds sold and securities
     purchased under agreements to resell                46,020        69,045

   Loans-held to maturity                             1,473,486     1,408,969
   Loans-available for sale                              29,086        35,858
     Unearned income                                     (4,310)       (5,719)
       Loans (net of unearned income)                 1,498,262     1,439,108
     Allowance for loan losses                          (18,006)      (17,936)
       Net loans                                      1,480,256     1,421,172

   Bank premises and equipment, net                      53,798        45,939

   Other assets                                          61,885        56,474
     Total assets                                    $2,376,327    $2,303,751


Liabilities and Shareholders' Equity:


Liabilities:
   Deposits:
     Non-interest bearing                            $  356,443    $  334,499
     Interest bearing                                 1,669,044     1,632,439
       Total deposits                                 2,025,487     1,966,938

   Federal funds purchased and securities
     sold under agreements to repurchase                 65,262        51,536

   Federal Home Loan Bank advances                            0         8,297
   Other short-term borrowings                           16,000        14,876
   Long-term debt                                        15,359        11,497
   Other liabilities                                     19,176        19,883
       Total liabilities                             $2,141,284    $2,073,027

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     June 30,      December 31,
                                                     1997          1996

Stockholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                  0             0

   Common stock par value $2.00 per
     share, authorized 30,000,000 shares:
     issued June 30, 1997 - 20,180,655
     shares; issued December 31,
     1996-20,373,697 shares                              40,361        40,747

   Capital surplus                                       65,393        69,197
   Retained earnings                                    128,443       120,350
   Unrealized gain on securities
     available for sale, net                                846           430

       Total shareholders' equity                       235,043       230,724

Total liabilities and
   shareholders' equity                              $2,376,327    $2,303,751

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)


                                        (Unaudited)               (Unaudited)
                                        For the Six Months        For the Quarter
                                        Ended June 30,            Ended June 30,
                                        1997        1996          1997        1996


Interest Income
 Loans held to maturity:
  Interest and fees                     $ 66,617    $ 60,362      $33,677     $30,420
 Loans available for sale:
  Interest and fees                        1,027       1,291          545         556
   Total loan interest income             67,644      61,653       34,222      30,976

 Securities held to maturity:
  Taxable interest income                  9,743       9,553        4,939       4,849
  Interest income exempt from
    Federal income taxes                     788         787          392         384
 Securities available for sale:
  Taxable interest income                  7,474       8,691        3,725       4,333
  Dividend income                            367         277          181         145
   Total security interest income         18,372      19,308        9,237       9,711

 Interest on federal funds sold
  and securities purchased
  under agreements to resell               1,762       2,098          880       1,065
 Interest on deposits in banks                88          29           39          17
  Total interest income                   87,866      83,088       44,378      41,769

Interest expense:
 Interest on deposits                     34,628      34,114       17,556      17,000
 Interest on short-term
  borrowings                               1,369       1,073          681         513
 Interest on long-term debt                  414         200          214         101
  Total interest expense                  36,411      35,387       18,451      17,614

  Net interest income                     51,455      47,701       25,927      24,155

Provision for loan losses                  1,912       1,028          842         556
 Net interest income after
  provision for loan losses               49,543      46,673       25,085      23,599

/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                        (Unaudited)               (Unaudited)
                                        For the Six Months        For the Quarter
                                        Ended June 30,            Ended June 30,
                                        1997        1996          1997        1996


Other Income:
 Commissions and fees from
  fiduciary activities                  $ 1,187     $ 1,080       $   578     $   533
 Service charges on deposit
  accounts                                4,696       4,260         2,440       2,217
 Credit card fees                         1,709       1,606           875         829
 Fees for other customer services         1,164         906           518         408
 Other operating income                   1,472       2,117           707         858
 Profits on securities available
  for sale                                  428          26           335           1
   Total other income                    10,656       9,995         5,453       4,846

Other Expenses:
 Salaries and employee benefits          19,659      18,048        10,016       8,919
 Net occupancy expense of
  premises                                3,059       3,000         1,551       1,454
 Furniture and equipment expense          2,857       2,627         1,472       1,395
 Deposit insurance                          113          43            71          20
 Credit card expense                      1,184       1,008           636         547
 Other operating expense                  9,946       9,841         5,051       4,696
  Total other expense                    36,818      34,567        18,797      17,031
   Income before income taxes            23,381      22,101        11,741      11,414
   Income tax expense                     7,992       7,621         4,007       3,944

   Net income                           $15,389     $14,480       $ 7,734     $ 7,470

Earnings per average share:
 (1997 - 20,302,400 shares;
  1996 - 20,418,672 shares)

 Net income per share                   $ 0.76      $ 0.71        $0.38       $0.37

 Dividends per share                    $ 0.36      $ 0.30        $0.18       $0.15



See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (000
OMITTED)

                                                               Unrealized
                                                               Gain
                                                               (Loss) on
                                                               Securities
                              Common    Capital    Retained    Available
                              Stock     Surplus    Earnings    for Sale-Net     Total

Balances-Jan. 1, 1996         $40,848   $72,715    $105,140        3,343        $222,046
Net income                                           14,480                       14,480
Cash dividends                                       (6,098)                      (6,098)
Acquisition of common
 stock                           (415)   (3,150)                                  (3,565)
Issuance of authorized
 common stock:
  Stock options                   260       342                                      602
  Stock options under
   non-variable
   compensatory plan                        500                                      500
  Employee Stock
   Ownership Plan                 105       856                                      961
Market value adjustment,
 net of income tax                                                (4,737)         (4,737)
Balances-June 30, 1996        $40,798   $71,263    $113,522    $  (1,394)       $224,189


Balances-Jan. 1, 1997         $40,747   $69,197    $120,350    $     430        $230,724
Net Income                                           15,389                       15,389
Cash dividends                                       (7,296)                      (7,296)
Acquisition of common
 stock                           (573)   (5,780)                                  (6,353)
Issuance of authorized
 common stock:
  Stock options                    87       294                                      381
  Stock options under
   non-variable
   compensatory plan                        732                                      732
  Employee stock
   ownership plan                 100       950                                    1,050
Market value adjustment,
 net of income tax                                                 416               416
Balances-June 30, 1997        $40,361   $65,393    $128,443    $   846          $235,043

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)

                                                            (Unaudited)
                                                            For the Six
                                                            Months Ended
                                                            June 30,      June 30,
                                                            1997          1996
Cash Flows From Operating Activities
  Net income                                                $ 15,389      $ 14,480
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                               2,487         1,453
   Provision for loan losses                                   1,912         1,028
   Profit on securities available for sale                      (428)          (26)
   Increase in other assets                                   (7,956)       (2,522)
   Increase in other liabilities                                (708)        1,343

   Net cash provided by operating activities                  10,696        15,756

Cash Flows From Investing Activities
  (Increase) decrease in interest-bearing
   deposits in other banks                                    (3,981)           96
  Proceeds from maturities, calls and sales
   of available for sale securities                           30,438        36,689
  Purchase of securities available for sale                  (16,516)      (52,937)
  Proceeds from maturities of investment
   securities                                                 33,372        61,312
  Purchase of investment securities                          (47,522)      (51,503)
  Increase in federal funds sold
   and securities purchased under agreements
   to resell                                                  23,025        36,383
  Net (increase) in loans                                    (63,354)      (73,499)
  Purchases of bank premises and equipment                    (9,853)       (3,711)
  Proceeds from sale of OREO                                   4,918         2,214
    Net cash (used in) investing activities                  (49,473)      (44,956)

Cash Flows From Financing Activities
  Net increase in noninterest-bearing
   and interest-bearing demand deposits
   and savings accounts                                       16,824        18,102
  Net increase in certificates of deposit                     41,725        32,590
  Dividends paid                                              (7,296)       (6,098)
  Increase (decrease) in other
   short-term borrowings                                       6,552       (14,931)
  Increase in long-term debt                                   3,862           350
  Acquisition of common stock                                 (6,353)       (3,565)
  Net proceeds from issuance of common stock                   1,431         1,563

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)

                                                         (Unaudited)
                                                         Consolidated for the
                                                         Six Months Ended
                                                         June 30,     June 30,
                                                         1997         1996

Net cash provided by financing activities                  56,745       28,011

   Increase (decrease) in cash and
    cash equivalents                                       17,968       (1,189)

Cash and Cash Equivalents
  Beginning                                               112,866      112,690

  Ending                                                  130,834      111,501


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                             35,152       35,183
   Interest paid on other short-term
    borrowings                                              1,369        1,073

                                                           36,521       36,256

  Income taxes                                              8,132        6,211

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1997 - 68,500 shares;
   1996 - 50,000 shares                                       732          500

  Loan balances transferred to foreclosed
   properties                                               2,358        1,072

  Market value adjustment available for
   sale securities                                            642       (7,288)






See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


l. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and December 31, 1996, and the results of operations and changes in cash flows for the six months ended June 30, 1997 and 1996. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1996.

2. The results of operations for the six-month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

3. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of June 30, 1997, are as follows:


                                 June 30, 1997 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value

U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $317,563     $2,782       ($1,763)     $318,582
Corporate securities                  978         37              -        1,015
Obligations of states and
 political subdivisions            29,172        466          (121)       29,517
                                 $347,713     $3,285       ($1,884)     $349,114

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


F&M's amortized cost and market value of the available for sale securities as of June 30, 1997, are as follows:

                                 June 30, 1997 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $215,453     $  717       ($1,286)     $214,884
Corporate securities               14,465      2,216            (1)       16,680
Mortgage-backed securities         16,819         40          (249)       16,610
Other                               2,404        --             --         2,404
                                 $249,141     $2,973       ($1,536)     $250,578


4.  F&M's loan portfolio is composed of the following:

                                                   June 30,       December 31,
                                                   1997           1996
                                                   (000 Omitted)


Commercial, financial and agricultural             $  253,643     $  225,327
Real estate-construction                               77,775         66,477
Real estate-mortgage                                  998,588        981,909
Installment loans to individuals                      172,566        171,114
Total loans                                         1,502,572      1,444,827
Less: Unearned income                                  (4,310)        (5,719)
      Allowance for loan losses                       (18,006)       (17,936)

Loans, net                                         $1,480,256     $1,421,172

F&M had $8,109,000 in non-performing loans at June 30, 1997.

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


5.  Reserve for Loan Losses:


                                                   June 30,       December 31,
                                                   1997           1996
                                                   (000 Omitted)

Balance at January 1                               $  17,936      $  18,252
Provision charged to operating expense                 1,912          2,050
Recoveries added to the reserve                          791            518
Loan losses charged to the reserve                    (2,633)        (2,884)
Balance at end of period                           $  18,006      $  17,936


6.   Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the six-month periods ended June 30, 1997 and 1996 were 20,302,400 shares and 20,418,672 shares, respectively.

7. On October 1, 1996, the Corporation completed its acquisition of Allegiance Banc Corporation, the holding company for Allegiance Bank, N.A.. A total of 1,455,628 shares of the Corporation's common stock was issued in the transaction, which was accounted for as a pooling-of-interests.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F & M National Corporation and Subsidiaries as of June 30, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of F&M National Corporation and Subsidiaries as of December 31, 1996, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
August 8, 1997

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


FINANCIAL CONDITION

Total assets on June 30, 1997, amounted to $2.376 billion, up $128.7 million or 5.7% from $2.248 billion at June 30, 1996. Total assets at December 31, 1996, were $2.304 billion. For the first six months of 1997, total assets averaged $2.329 billion, 4.6% above the first six months of 1996 average of $2.227 billion.

Total loans, net of unearned income, amounted to $1.498 billion at June 30, 1997, an increase of $130.6 million or 9.6% from $1.368 billion at June 30, 1996. At December 31, 1996, total loans, net, were $1.439 billion. Total loans (net) as a percent of total assets were 63.0% at June 30, 1997, as compared to 60.9% at June 30, 1996, and 62.5% at December 31, 1996. Net loan volume for the first six months of 1997 was $59.2 million as compared to $71.5 million for the first six months of 1996. The decrease in loan volume is related to securing secondary market funding of $19.3 million, and investment of $19.7 million in FHA and VA government guaranteed residential real estate in the first six months of 1996.

On June 30, 1997, the securities portfolio totalled $598.3 million, which was $35.6 million or 5.6% lower than the year before and $1.3 million or 0.2% lower than at December 31, 1996. In the first six months 1997, as funds became available they were utilized for lending activities in lieu of investing in securities as a result of increased lending demand. Funds that were invested in the securities portfolio were an effort to balance the asset risk portfolio by acquiring U.S. government and U.S. Agency securities. Federal funds sold and securities purchased under agreements to resell were $46.0 million on June 30, 1997, $23.0 million or 33.4% lower than $69.0 million outstanding at December 31, 1996. As the demand for loans increased in the first six months of 1997, funds were shifted from nominal yielding federal funds to much higher yielding commercial and mortgage loans.

Financial Accounting Standards Board Pronouncement #115 requires the Corporation to show the effect of market changes in the value of securities available for sale (AFS). The market value of AFS securities at June 30, 1997, was $250.6 million as compared to $263.4 million at year end 1996. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes, is reflected as a line in Stockholders' Equity which was $845.8 thousand at June 30, 1997, which has increased from year end 1996 by $416 thousand.

Total deposits increased $91.9 million or 4.8% to $2.025 billion at June 30, 1997, compared to one year earlier. At December 31, 1996, total deposits were $1.967 billion. F&M offers attractive, yet competitive, rates that have contributed to the increase in deposits.

Long-term debt was $15.4 million at June 30, 1997, as compared to $4.6 million at June 30, 1996, and $11.5 million at year end 1996. Long-term debt consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low income housing.


RESULTS OF OPERATIONS

Net income for the first six months of 1997 amounted to $15.389 million, increasing $909 thousand or 6.3% from $14.480 million for the first six months of 1996. The yield on interest-earning assets was 8.40% for the first six months 1997 as compared to 8.13% for the first six months 1996 and the yield on interest-bearing deposits was 4.21% for the first six months 1997 as compared to 4.35% for the first six months 1996.

Return on average assets was 1.33% for the first six months of 1997, compared with 1.30% for the same period in 1996 and for the year 1996. F&M's return on average equity was 13.23% for the first six months of 1997 and 12.89% for the first six months of 1996 and for the year ended 1996.

Net interest income totaled $51.5 million for the first six months of 1997, a $3.8 million or 7.9% increase over F&M's performance for the first six months of 1996. The net interest margin for the first six months 1997 was 4.88%, up 17 basis points from 4.71% for the first six months of 1996. The increase in net interest margin is the result of an increase in the prime interest rate affecting adjustable rate loans and new loans and the delayed effect on the increase in rates on fixed rate interest-bearing deposits.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $21.9 million at June 30, 1997, a decrease of $1.7 million or 7.2% from $23.6 million at December 31, 1996. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at June 30, 1997, were $8.2 million, or 0.55% of total loans, compared to $11.2 million, or 0.78% of total loans at December 31, 1996. Also included in nonperforming loans are loans considered impaired which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At June 30, 1997, impaired loans totaled $10.9 million upon which an allowance of $1.9 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of June 30, 1997, was $328 thousand. The average balance of impaired loans for the first six months 1997 was $9.1 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $4.5 million at December 31, 1996, and $10.2 million at June 30, 1997.

Foreclosed properties consists of 33 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At June 30, 1997, foreclosed properties were $13.7 million as compared to $12.4 million at December 31, 1996. F&M acquired through foreclosure approximately 1,000 acres of real estate located in Jefferson County, West Virginia, valued in excess of $4 million. F&M is marketing this property and intends to dispose of it as expediently as possible. F&M does not expect to realize any material loss in the final disposition of this or any of its foreclosed property.

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

The allowance for loan losses has increased to $18.0 million at June 30, 1997, as compared to $17.9 million at year end 1996. The allowance for loan losses increased $70 thousand in the first six months 1997 as compared to $57 thousand for the first six months 1996. The increase in the allowance for loan losses in 1997 is a result of increased lending activity in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.20% at June 30, 1997, as compared to 1.34% at June 30, 1996, and 1.25% at year end 1996.

Total noninterest income increased $661 thousand or 6.6% from $10.0 million for the first six months of 1996 to $10.7 million for the first six months of 1997. For the first six months 1997, gains on securities available for sale were $430 thousand or 4.0% of total noninterest income, whereas, for the first six months of 1996 securities gains were $26 thousand or 0.3% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer. Credit card fees were $1.7 million for the first six months 1997, up $103 thousand or 6.4% over the first six months 1996 as a result of a marketing effort to attract new credit card customers. Other operating income decreased $645 thousand, down from $2.117 million for the first six months 1996 to $1.472 million for the first six months of 1997. Other operating income consists of other fees and charges that have decreased due to a change in the mix of charges for transactions.

Total noninterest expenses increased $2.3 million or 6.5% from $34.6 million for the first six months 1996 to $36.8 million for the first six months 1997. Salary expense increased $1.611 million or 8.9% from $18.048 million for the first six months 1996 to $19.659 million for the first six months 1997 as a result of normal increases in salaries and benefits. The cost of net occupancy expense has increased $59 thousand or 2.0% from $3.0 million for the first six months of 1996 to $3.059 million for the first six months of 1997, as a result of acquisition of new branches and remodeling of older branches. Furniture and equipment expense has increased $230 thousand or 8.8% from $2.627 million for the first six months 1996 to $2.857 million for the first six months 1997, which reflects an increase in the acquisition of new furniture and equipment. Deposit insurance was $113 thousand for the first six months 1997, an increase of $70 thousand from $43 thousand for the same period 1996 as a result of the FDIC deposit insurance fund increasing charges to all banks to pay for FICO bonds. Credit card expense was up $176 thousand from $1.008 million for the first six months 1996 to $1.184 million for the first six months 1997 as a result of direct marketing and offering new products. Other operating expense increased $105 thousand from $9.841 million for the first six months of 1996 to $9.946 million for the first six months 1997.

Income taxes increased $371 thousand or 4.9% from $7.621 million for the first six months of 1996 to $7.992 million for the first six months of 1997. The increase in income taxes is the result of greater amounts of income subject to income taxes.


ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans which has a positive impact on net income.

Total loan charge-offs less recoveries, amounted to $1.842 million for the first six months of 1997, representing a ratio of net charge-offs to total average loans, net of unearned income, of 0.28%, annualized. This compares to 1996 twelve-month net charge-offs of $2.366 million, or 0.17% of average loans.


As of June 30, 1997, loans on a non-accrual basis amounted to $8.109 million, or 0.5% of total loans, net of unearned discount and loans 90 days or more past due and still accruing totaled $10.2 million, or 0.8% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At June 30, 1997, the potential problem loans included three lending relationships with principal balances in excess of $500,000. Those lending relationships had an aggregate principal balance outstanding of $9.808 million.


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

F&M's risk-based capital position at June 30, 1997 was $227.5 million, or 15.2% of risk-weighted assets, for Tier I capital and $245.5 million, or 16.4% for total risk based capital.

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



Date:   August 11, 1997