Form 10-Q
period 1997-09-30
F&M NATIONAL CORP
filed 1997-11-12
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549


                                      FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1997           Commission File No. 0-5929


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


As of November 10, 1997, there were 20,317,960 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     Sept. 30,     December 31,
                                                     1997          1996
Assets:
   Cash and due from banks                           $  120,857    $  112,866
   Interest-bearing deposits in other banks                 738         1,262
   Securities-held to maturity(market value
     September 30, 1997-$377,632;
     December 31, 1996, $335,542)                       373,177       333,565
   Securities-available for sale
     (at market value)                                  243,691       263,428

   Federal funds sold and securities
     purchased under agreements to resell                80,157        69,045

   Loans-held to maturity                             1,488,514     1,408,969
   Loans-available for sale                              43,517        35,858
     Unearned income                                     (4,002)       (5,719)
       Loans (net of unearned income)                 1,528,029     1,439,108
     Allowance for loan losses                          (18,262)      (17,936)
       Net loans                                      1,509,767     1,421,172

   Bank premises and equipment, net                      55,384        45,939

   Other assets                                          61,131        56,474
     Total assets                                    $2,444,902    $2,303,751


Liabilities and Shareholders' Equity:


Liabilities:
   Deposits:
     Non-interest bearing                            $  399,458    $  334,499
     Interest bearing                                 1,681,615     1,632,439
       Total deposits                                 2,081,073     1,966,938

   Federal funds purchased and securities
     sold under agreements to repurchase                 72,472        51,536

   Federal Home Loan Bank advances                            0         8,297
   Other short-term borrowings                           16,474        14,876
   Long-term debt                                        16,374        11,497
   Other liabilities                                     21,867        19,883
       Total liabilities                             $2,208,260    $2,073,027

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     Sept. 30,     December 31,
                                                     1997          1996

Stockholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                  0             0

   Common stock par value $2.00 per
     share, authorized 30,000,000 shares:
     issued September 30, 1997 - 20,054,931
     shares; issued December 31,
     1996-20,373,697 shares                              40,110        40,747

   Capital surplus                                       61,893        69,197
   Retained earnings                                    132,615       120,350
   Unrealized gain on securities
     available for sale, net                              2,024           430

       Total shareholders' equity                       236,642       230,724

Total liabilities and
   shareholders' equity                              $2,444,902    $2,303,751

See Accompanying Notes to Consolidated Financial Statements
/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)


                                        (Unaudited)               (Unaudited)
                                        For the Nine Months       For the Quarter
                                        Ended Sept. 30,           Ended Sept. 30,
                                        1997        1996          1997        1996


Interest Income
 Loans held to maturity:
  Interest and fees                     $100,732    $ 91,377      $34,115     $31,015
 Loans available for sale:
  Interest and fees                        1,670       1,898          643         607
   Total loan interest income            102,402      93,275       34,758      31,622

 Securities held to maturity:
  Taxable interest income                 15,020      14,269        5,277       4,716
  Interest income exempt from
    Federal income taxes                   1,162       1,171          374         384
 Securities available for sale:
  Taxable interest income                 10,991      13,173        3,517       4,482
  Dividend income                            551         425          184         148
   Total security interest income         27,724      29,038        9,352       9,730

 Interest on federal funds sold
  and securities purchased
  under agreements to resell               2,606       2,885          844         787
 Interest on deposits in banks               158          43           70          14
  Total interest income                  132,890     125,241       45,024      42,153

Interest expense:
 Interest on deposits                     52,554      51,165       17,926      17,051
 Interest on short-term
  borrowings                               2,242       1,677          873         604
 Interest on long-term debt                  630         316          216         116
  Total interest expense                  55,426      53,158       19,015      17,771

  Net interest income                     77,464      72,083       26,009      24,382

Provision for loan losses                  2,691       1,590          779         562
 Net interest income after
  provision for loan losses               74,773      70,493       25,230      23,820

/TABLE

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                        (Unaudited)               (Unaudited)
                                        For the Nine Months       For the Quarter
                                        Ended Sept. 30,           Ended Sept. 30,
                                        1997        1996          1997        1996


Other Income:
 Commissions and fees from
  fiduciary activities                  $ 1,757     $ 1,628       $   570     $   548
 Service charges on deposit
  accounts                                7,272       6,731         2,576       2,471
 Credit card fees                         2,691       2,511           982         905
 Fees for other customer services         1,699       1,406           535         500
 Other operating income                   2,256       2,839           784         722
 Profits on securities available
  for sale                                1,824          24         1,396          (2)
   Total other income                    17,499      15,139         6,843       5,144

Other Expenses:
 Salaries and employee benefits          29,814      27,395        10,155       9,347
 Net occupancy expense of
  premises                                4,762       4,490         1,703       1,490
 Furniture and equipment expense          4,338       4,042         1,481       1,415
 Deposit insurance                          174         177            61         134
 Credit card expense                      1,860       1,618           676         610
 Other operating expense                 15,944      14,978         5,998       5,137
  Total other expense                    56,892      52,700        20,074      18,133
   Income before income taxes            35,380      32,932        11,999      10,831
   Income tax expense                    12,106      11,266         4,114       3,645

   Net income                           $23,274     $21,666       $ 7,885     $ 7,186

Earnings per average share:
 (1997 - 20,239,148 shares;
  1996 - 20,412,199 shares)

 Net income per share                   $ 1.15      $ 1.06        $0.39       $0.35

 Dividends per share                    $ 0.54      $ 0.48        $0.18       $0.18



See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
1996 (000 OMITTED)

                                                               Unrealized
                                                               Gain
                                                               (Loss) on
                                                               Securities
                              Common    Capital    Retained    Available
                              Stock     Surplus    Earnings    for Sale-Net     Total

Balances-Jan. 1, 1996         $40,848   $72,715    $105,140        3,343        $222,046
Net income                                           21,666                       21,666
Cash dividends                                       (9,772)                      (9,772)
Acquisition of common
 stock                           (481)   (3,680)                                  (4,161)
Issuance of authorized
 common stock:
  Stock options                   406       674                                    1,080
  Stock options under
   non-variable
   compensatory plan                        500                                      500
  Employee Stock
   Ownership Plan                 105       852                                      957
Market value adjustment,
 net of income tax                                                (3,803)         (3,803)
Balances-Sept. 30, 1996       $40,878   $71,061    $117,034    $  (  460)       $228,513


Balances-Jan. 1, 1997         $40,747   $69,197    $120,350    $     430        $230,724
Net Income                                           23,274                       23,274
Cash dividends                                      (11,009)                     (11,009)
Acquisition of common
 stock                           (860)   (9,391)                                 (10,251)
Issuance of authorized
 common stock:
  Stock options                   123       405                                      528
  Stock options under
   non-variable
   compensatory plan                        732                                      732
  Employee stock
   ownership plan                 100       950                                    1,050
Market value adjustment,
 net of income tax                                               1,594             1,594
Balances-Sept. 30, 1997       $40,110   $61,893    $132,615    $ 2,024          $236,642

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)

                                                            (Unaudited)
                                                            For the Nine
                                                            Months Ended
                                                            Sept. 30,     Sept. 30,
                                                            1997          1996
Cash Flows From Operating Activities
  Net income                                                $ 23,274      $ 21,666
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                              4,034         3,338
    Provision for loan losses                                  2,691         1,590
    Profit on securities available for sale                   (1,824)          (24)
    Increase in other assets                                  (6,224)       (5,488)
    Increase in other liabilities                                 82         3,515

    Net cash provided by operating activities                 22,033        24,597

Cash Flows From Investing Activities
  (Increase) decrease in interest-bearing
   deposits in other banks                                       524          (378)
  Proceeds from maturities, calls and sales
   of available for sale securities                           57,469        69,985
  Purchase of securities available for sale                  (32,412)      (50,923)
  Proceeds from maturities of investment
   securities                                                 62,760        54,707
  Purchase of investment securities                         (102,372)      (61,340)
  (Increase) decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                 (11,112)       31,047
  Net (increase) in loans                                    (93,644)     (101,479)
  Purchases of bank premises and equipment                   (12,762)       (6,509)
  Proceeds from sale of OREO                                   3,940         4,217
    Net cash (used in) investing activities                 (127,609)      (60,673)

Cash Flows From Financing Activities
  Net increase in noninterest-bearing
   and interest-bearing demand deposits
   and savings accounts                                       71,593        14,504
  Net increase in certificates of deposit                    (42,543)       51,757
  Dividends paid                                             (11,009)       (9,772)
  Increase (decrease) in other
   short-term borrowings                                      14,236       (18,018)
  Increase in long-term debt                                   4,877         7,475
  Acquisition of common stock                                (10,251)       (4,161)
  Net proceeds from issuance of common stock                   1,578         2,037

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)

                                                         (Unaudited)
                                                         Consolidated for the
                                                         Nine Months Ended
                                                         Sept. 30,    Sept. 30,
                                                         1997         1996

Net cash provided by financing activities                 113,567       43,822

   Increase in cash and
    cash equivalents                                        7,991        7,746

Cash and Cash Equivalents
  Beginning                                               112,866      112,690

  Ending                                                  120,857      120,436


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                             54,395       53,566
   Interest paid on other short-term
    borrowings                                              2,342        1,677

                                                           56,737       55,243

  Income taxes                                             12,252        9,717

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1997 - 68,500 shares;
   1996 - 50,000 shares                                       732          500

  Loan balances transferred to foreclosed
   properties                                               2,358        1,072

  Market value adjustment available for
   sale securities                                          3,496        5,851






See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


l. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and December 31, 1996, and the results of operations and changes in cash flows for the nine months ended September 30, 1997 and 1996. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1996.

2.  The results of operations for the nine-month periods ended
September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

3. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of September 30, 1997, are as follows:


                                 September 30, 1997 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value

U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $343,732     $4,806       ($  991)     $347,547
Corporate securities                1,575         73              -        1,648
Obligations of states and
 political subdivisions            27,870        625           (58)       28,437
                                 $373,177     $5,504       ($1,049)     $377,632

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


F&M's amortized cost and market value of the available for sale securities as of September 30, 1997, are as follows:

                                 September 30, 1997 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                    $213,427     $4,146        $ (604)     $216,969
Corporate securities               10,640         12             -        10,652
Mortgage-backed securities         11,899         79          (137)       11,841
Other                               4,229        --             --         4,229
                                 $240,195     $4,237        $ (741)     $243,691


4.  F&M's loan portfolio is composed of the following:

                                                   Sept. 30,      December 31,
                                                   1997           1996
                                                   (000 Omitted)


Loans-held to maturity (HTM):
 Commercial, financial and agricultural            $  248,687     $  225,327
 Real estate-construction                              80,903         66,477
 Real estate-mortgage                               1,027,963        981,909
 Installment loans to individuals                     174,478        171,114
  Total loans                                       1,532,031      1,444,827
    Less: Unearned income                              (4,002)        (5,719)
          Allowance for loan losses                   (18,262)       (17,936)
Loans, net                                         $1,509,767     $1,421,172

F&M had $10,472,000 in non-performing loans at September 30, 1997.

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


5.  Reserve for Loan Losses:


                                                   Sept. 30,      December 31,
                                                   1997           1996
                                                   (000 Omitted)

Balance at January 1                               $  17,936      $  18,252
Provision charged to operating expense                 2,691          2,050
Recoveries added to the reserve                          958            518
Loan losses charged to the reserve                    (3,323)        (2,884)
Balance at end of period                           $  18,262      $  17,936


6.   Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the nine-month periods ended September 30, 1997 and 1996 were 20,239,148 shares and 20,412,199 shares, respectively.

7. On September 11, 1997, the Corporation and Shomo & Lineweaver Insurance Agency, Inc., announced that their respective Board of Directors have approved an agreement for the affiliation of Shomo & Lineweaver Insurance Agency, Inc., with F&M Bank-Winchester. The transaction is expected to be completed in the fourth quarter 1997.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F & M National Corporation and Subsidiaries as of September 30, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
November 10, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F&M" or the "Corporation").


FINANCIAL CONDITION

Total assets on September 30, 1997, amounted to $2.445 billion, up $171.2 million or 7.5% from $2.274 billion at September 30, 1996. Total assets at December 31, 1996, were $2.304 billion. For the first nine months of 1997, total assets averaged $2.354 billion, 5.1% above the first nine months of 1996 average of $2.239 billion.

Total loans, net of unearned income, amounted to $1.528 billion at September 30, 1997, an increase of $133.0 million or 9.5% from $1.395 billion at September 30, 1996. At December 31, 1996, total loans, net, were $1.439 billion. Total loans (net) as a percent of total assets were 62.5% at September 30, 1997, as compared to 61.4% at September 30, 1996, and 62.5% at December 31, 1996. Net loan volume for the first nine months of 1997 was $88.9 million as compared to $98.9 million for the first nine months of 1996. The decrease in loan volume is related to securing secondary market funding of $19.3 million, and investment of $19.7 million in FHA and VA government guaranteed residential real estate in the first nine months of 1996.

On September 30, 1997, the securities portfolio totalled $616.9 million, which was $377 thousand or 0.6% higher than the year before and $19.9 million or 3.3% higher than at December 31, 1996. In the first nine months 1997, as funds became available they were primarily utilized for lending activities in lieu of investing in the securities portfolio as a result of increased lending demand. Funds that were invested in the securities portfolio were an effort to balance the asset risk portfolio by acquiring U.S. government and U.S. Agency securities. Federal funds sold and securities purchased under agreements to resell were $80.2 million on September 30, 1997, $11.1 million or 16.1% higher than $69.0 million outstanding at December 31, 1996. The large increase in federal funds sold is the result of a special short-term time deposit promotion. It is anticipated that as interest rates improve, these funds will be invested in higher yielding financial instruments.

Financial Accounting Standards Board Pronouncement #115 requires the Corporation to show the effect of market changes in the value of securities available for sale (AFS). The market value of AFS securities at September 30, 1997, was $243.7 million as compared to $263.4 million at year end 1996. The decrease in the amount of securities invested in AFS securities ($22.6 million) is the result of shifting investment in securities to held to maturity securities which increased $22.9 million. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes, is reflected in Stockholders' Equity which was $2.0 million at September 30, 1997, and which has increased from year end 1996 by $1.6 million.

Total deposits increased $132.0 million or 6.8% to $2.081 billion at September 30, 1997, compared to one year earlier. At December 31, 1996, total deposits were $1.967 billion. F&M offers attractive, yet competitive, rates that have contributed to the increase in deposits.

Long-term debt was $16.4 million at September 30, 1997, as compared to $11.7 million at September 30, 1996, and $11.5 million at year end 1996. Long-term debt consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low income housing.


RESULTS OF OPERATIONS

Net income for the first nine months of 1997 amounted to $23.274 million, increasing $1.608 million or 7.4% from $21.666 million for the first nine months of 1996. The yield on interest-earning assets was 8.34% for the first nine months 1997 as compared to 8.18% for the first nine months 1996 and the yield on interest-bearing deposits was 4.22% for the first nine months 1997 and 1996.

Return on average assets was 1.32% for the first nine months of 1997, compared with 1.29% for the same period in 1996 and 1.30% for the year 1996. F&M's return on average equity was 13.22% for the first nine months of 1997 and 12.80% for the first nine months of 1996 and for the year ended 1996.

Net interest income totaled $77.5 million for the first nine months of 1997, a $5.4 million or 7.5% increase over F&M's performance for the first nine months of 1996. The net interest margin for the first nine months 1997 was 4.82%, up 13 basis points from 4.69% for the first nine months of 1996. The increase in net interest margin is the result of an increase in the prime interest rate affecting adjustable rate loans and new loans and the delayed effect on the increase in rates on fixed rate interest-bearing deposits.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $24.1 million at September 30, 1997, an increase of $500 thousand or 2.1% from $23.6 million at December 31, 1996. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at September 30, 1997, were $10.6 million, or 0.69% of total loans, compared to $11.2 million, or 0.78% of total loans at December 31, 1996. Also included in nonperforming loans are loans considered impaired which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At September 30, 1997, impaired loans totaled $6.4 million upon which an allowance of $1.7 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of September 30, 1997, was $265 thousand. The average balance of impaired loans for the first nine months 1997 was $7.2 million.
Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $4.5 million at December 31, 1996, and $9.9 million at September 30, 1997.

Foreclosed properties consists of 33 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At September 30, 1997, foreclosed properties were $13.5 million as compared to $12.4 million at December 31, 1996.

The allowance for loan losses has increased to $18.3 million at September 30, 1997, as compared to $17.9 million at year end 1996. The allowance for loan losses increased $326 thousand in the first nine months 1997 as compared to an increase of $362 thousand for the first nine months 1996. The amount provided for loan losses in 1996 and 1997 is an amount, in management's judgment, sufficient for the risk associated with the loan portfolio. The ratio of allowance for loan losses to total loans was 1.20% at September 30, 1997, as compared to 1.31% at September 30, 1996, and 1.25% at year end 1996.

Total noninterest income increased $2.360 million or 15.6% from $15.1 million for the first nine months of 1996 to $17.5 million for the first nine months of 1997. For the first nine months 1997, gains on securities available for sale were $1.824 million or 10.4% of total noninterest income, whereas, for the first nine months of 1996 securities gains were $24 thousand or 0.2% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer. Credit card fees were $2.691 million for the first nine months 1997, up $180 thousand or 7.2% over the first nine months 1996 as a result of a marketing effort to attract new credit card customers. Other operating income decreased $583 thousand, down from $2.839 million for the first nine months 1996 to $2.256 million for the first nine months of 1997. Other operating income consists of other fees and charges that have decreased due to a change in the mix of charges for transactions.

Total noninterest expenses increased $4.2 million or 8.0% from $52.7 million for the first nine months 1996 to $56.9 million for the first nine months 1997. Salary expense increased $2.419 million or 8.8% from $27.395 million for the first nine months 1996 to $29.814 million for the first nine months 1997 as a result of normal increases in salaries and benefits. The cost of net occupancy expense has increased $272 thousand or 6.1% from $4.490 million for the first nine months of 1996 to $4.762 million for the first nine months of 1997, as a result of acquisition of new branches and remodeling of older branches. Furniture and equipment expense has increased $296 thousand or 7.3% from $4.042 million for the first nine months 1996 to $4.338 million for the first nine months 1997, which reflects an increase in the acquisition of new furniture and equipment. Deposit insurance was $174 thousand for the first nine months 1997, a decrease of $3 thousand from $177 thousand for the same period 1996. Credit card expense was up $242 thousand from $1.618 million for the first nine months 1996 to $1.860 million for the first nine months 1997 as a result of direct marketing and offering new products. Other operating expense increased $966 thousand from $14.978 million for the first nine months of 1996 to $15.944 million for the first nine months 1997.

Income taxes increased $840 thousand or 7.5% from $11.266 million for the first nine months of 1996 to $12.106 million for the first nine months of 1997. The increase in income taxes is the result of greater amounts of income subject to income taxes.


ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans which has a positive impact on net income.

Total loan charge-offs less recoveries, amounted to $2.365 million for the first nine months of 1997, representing a ratio of net charge-offs to total average loans, net of unearned income, of 0.21%, annualized. This compares to 1996 twelve-month net charge-offs of $2.366 million, or 0.17% of average loans.

As of September 30, 1997, loans on a non-accrual basis amounted to $10.472 million, or 0.7% of total loans, net of unearned discount and loans 90 days or more past due and still accruing totaled $9.9 million, or 0.6% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At September 30, 1997, the potential problem loans included six lending relationships with principal balances in excess of $500,000. Those lending relationships had an aggregate principal balance outstanding of $12.1 million.



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

F&M's risk-based capital position at September 30, 1997 was $228.1 million, or 14.9% of risk-weighted assets, for Tier I capital and $246.4 million, or 16.1% for total risk based capital.

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



Date:   November 12, 1997