Form 10-K
period 1997-12-31
F&M NATIONAL CORP
filed 1998-03-19
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997

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

                   9 COURT SQUARE, WINCHESTER, VIRGINIA 22601
          (Address of principal executive offices, including Zip Code)

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by the non-affiliates of the Registrant. The aggregate market value is computed by reference to the closing price of such stock as reported by the New York Stock Exchange on February 28, 1998: $ 679,360,242.75


  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1998: 20,389,759

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated by reference in Parts II and IV hereof; and

(2) Portions of Registrant's 1998 Proxy Statement dated March 30, 1998, are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

         Since January 1, 1997, there have been no developments in the Registrant's (hereinafter called "F&M" or the "Company") business other than the following:

         On February 12, 1997, F&M Bank-Allegiance opened a new branch bank located at 99 South Washington Street, Rockville, Maryland.

         On February 24, 1997, F&M Bank-Northern Virginia opened a new branch bank located at 7900 Sudley Road, Manassas, Virginia.

         On March 29, 1997, F&M Bank-Massanutten opened a new branch bank located at 430 Highlands Place, Harrisonburg, Virginia.

         On June 16, 1997, F&M Bank-Richmond opened a new branch bank located at 6980 Forest Hill Avenue, Richmond, Virginia.

         On July 14, 1997, F&M Bank-Martinsburg opened a new branch bank located at 704 Foxcroft Avenue North, Martinsburg, West Virginia.

         On July 16, 1997, F&M Bank-Northern Virginia opened a new branch bank located at 440 Maple Avenue East, Vienna, Virginia.

         On August 4, 1997, F&M Bank-Blakeley opened a new branch bank located at 1504 Tuscawilla Hills, Charles Town, West Virginia.

         On August 20, 1997, F&M Bank-Northern Virginia opened a new branch bank located at 3829 South George Mason Drive, Falls Church, Virginia.

         On September 8,1997, F&M Bank-Allegiance opened a new branch bank located at 9401 Key West Avenue, Rockville, Maryland.

         On September 24, 1997, F&M Bank-Northern Virginia opened a new branch bank located at 8432 Old Keene Mill Road, Springfield, Virginia.

         On October 6, 1997, F&M Bank-Northern Virginia opened a new branch bank located at 200 North Washington Street, Alexandria, Virginia.

         On October 15, 1997, F&M Bank-Blakeley opened a new branch bank located at 4 Charles Town Plaza, Charles Town, West Virginia.


(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         F&M and its subsidiaries are engaged primarily in only one industry segment, banking, the making of commercial and personal loans and similar credit transactions, and other activities closely related to banking.


(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

                                   THE COMPANY

GENERAL

         F&M National Corporation is a multi-bank holding company headquartered in Winchester, Virginia. F&M's eleven subsidiary banks operate 108 banking offices offering a full range of banking services principally to individuals and small and middle-market business in north, central and south Virginia including the Shenandoah Valley, and the eastern panhandle of West Virginia, and the counties of Montgomery and Prince George in Maryland. At December 31, 1997, F&M had assets of $2.520 billion, deposits of $2.138 billion and shareholders' equity of $247.8 million.

         F&M was formed in 1969 to serve as the parent holding company of its then sole subsidiary bank, F&M Bank-Winchester, organized in 1902. Since its organization, F&M has acquired eighteen banks, which expanded its market area and increased market share in Virginia, West Virginia and Maryland.

         The following table sets forth certain information concerning F&M and its operating subsidiaries as of December 31, 1997:

                                  DATE         BANKING          TOTAL             TOTAL            TOTAL
                                ACQUIRED       OFFICES         ASSETS             LOANS           DEPOSITS
                             ----------------------------------------------------------------------------------
F&M Bank-Winchester
  Winchester, VA (1)              1970           31       $      831,374    $      506,498    $      741,283
F&M Bank-Massanutten
  Harrisonburg, VA (2)            1980            9              184,810           119,423           154,278
F&M Bank-Richmond
  Richmond, VA (3)                1982           10              173,810           107,705           158,391
F&M Bank-Central
Virginia (4)
  Charlottesville, VA             1985            7               77,353            41,719            66,016
F&M Bank-Blakeley
  Charles Town/
  Ranson, WV                      1988            5              114,089            85,800            95,887
F&M Bank-Martinsburg
  Martinsburg, WV                 1988            4               99,609            76,383            84,848
F&M Bank-Keyser
  Keyser, WV                      1992            3               97,347            65,078            82,580
F&M Bank-Emporia
  Emporia, VA                     1993            3               68,840            37,843            59,852
F&M Bank-Peoples
  Warrenton, VA                   1994            4              125,090            71,390           112,309
F&M Bank-Northern VA
  Fairfax, VA (5)                 1996           23              529,377           310,372           430,959
F&M Bank-Allegiance
  Bethesda, MD                    1996            9              188,637           121,387           151,431
F&M (Parent only)                  -              -               29,976                 -                 -
Total                                            108      $    2,520,312    $    1,543,598    $    2,137,834

-----------------------------
(1) Includes Big Apple Mortgage, an insurance agency, and a general credit reporting agency. Also includes the 1985 acquisition of Stonewall Jackson Bank and Trust and the 1993 purchase of substantially all of the assets and assumption of certain liabilities of Farmers and Merchants Bank of Hamilton (the "Hamilton Bank').
(2) Includes the acquisition in 1989 of The First National Bank of Broadway, Broadway , Virginia
(3)  Includes  the  acquisition  in 1986 of  Virginia  Capital  Bank,  Richmond,
     Virginia.
(4) Includes the acquisition in 1990 of Peoples Bank of Central Virginia, Lovingston, Virginia.
(5) Includes the acquisition in 1994 of Hallmark Bank and Trust, Springfield, Virginia, the acquisition in 1995 of The Bank of the Potomac, Herndon, Virginia and the acquisition in 1996 of FB&T Financial Corporation, Fairfax, Virginia.

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

         F&M's subsidiary banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and safe deposit boxes. Lending is focused on individuals and small and middle-market businesses in the local market regions of each of F&M's subsidiary banks. In addition, F&M Bank-Winchester, F&M Bank-Massanutten, F&M Bank-Northern Virginia, and F&M Bank-Peoples in Virginia and F&M Bank-Blakeley, F&M Bank-Martinsburg and F&M Bank-Keyser have trust powers offering a range of fiduciary services. At December 31, 1997, trust assets under management at these seven banks totaled $489.4 million.

                  Effective January 1, 1998, F&M Trust Company, a wholly-owned trust subsidiary of the Company, began operations and assumed responsibility for all the trust and fiduciary activities of the Virginia banking subsidiaries of the Company.

         F&M  operates  in  seven  market  regions:  the  Shenandoah  Valley  of
Virginia; the eastern panhandle of West Virginia; Charlottesville/Albemarle County and surrounding areas; Greenville County in southside Virginia; suburban Richmond, primarily Henrico and Chesterfield Counties; the northern Virginia areas of Loudoun, Fairfax, and Prince William Counties; Stafford, Warrenton and surrounding Fauquier County area and the counties of Montgomery and Prince George's in Maryland. The more populous sectors within each of the seven market regions experienced substantial population growth between 1980 and 1990, most of which exceeded 20% growth. At December 31, 1997, F&M operated 33 banking offices in the Shenandoah Valley from Winchester to Harrisonburg with deposits of $726.6 million; 12 banking offices in the eastern panhandle of West Virginia with deposits of $263.3 million; 7 banking offices in the Charlottesville/Albemarle County area with deposits of $66.0 million; 3 banking offices in Emporia, Virginia, and surrounding Greenville County with deposits of $59.9 million; 10 banking offices in suburban Richmond, Virginia, with deposits of $158.4 million; and 30 banking offices in Loudoun, Fairfax and Prince William Counties of northern Virginia with deposits of $603.4 million; 4 offices in the city of Warrenton and Fauquier and Stafford Counties with deposits of $112.3 million and 9 offices in the counties of Montgomery and Prince George in Maryland with deposits of $151.4 million. F&M's principal market is Winchester and the surrounding six Virginia counties where its lead bank, F&M Bank-Winchester, is the dominant financial institution in terms of deposit market share, with a 44% share of total deposits in Winchester, a 28% share of total deposits in surrounding Frederick County, a 30% share of total deposits in Warren County, and a 18% share of total deposits in Loudoun County. In Rockingham County, which has the largest population of any county or city in the Shenandoah Valley, F&M has a 46% deposit market share. In F&M's three-county West Virginia market, F&M has a 23 % deposit market share in Jefferson County (which includes Charles
Town), a 18% deposit market share in Berkeley County (which includes Martinsburg) and a 46% deposit market share in Mineral County (which includes Keyser). In Fairfax, Prince William and Fauquier Counties (including Warrenton), F&M has 11%, 3%, and 15% of deposit market share. Although F&M's deposit market share in the Richmond and Charlottesville areas is small, F&M has positioned its banking offices in these two markets to increase deposit market share as a result of continued business and population growth in the suburban markets surrounding Richmond and Charlottesville. In F&M's two-county Maryland market, F&M is positioning itself to increase market share in Montgomery County and Prince George's County.

         At  December  31,  1997,   F&M  had  total   nonperforming   assets  of
approximately $32.2 million, representing 2.07% of period end loans and foreclosed properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality."

         F&M also operates Big Apple Mortgage Co. Inc., which offers both fixed and adjustable rate residential mortgage loans and servicing . Big Apple Mortgage (also t/a F&M Mortgage Company), F&M Bank-Northern Virginia and F&M Bank-Peoples sell into the secondary market permanent residential mortgage loans that conform to GNMA and FNMA underwriting guidelines. These F&M subsidiaries purchase government insured 1-4 family FHA and VA loans and resell them immediately in package form.

ACQUISITION PROGRAM

         F&M has expanded its market area and increased its market share through both internal growth and strategic acquisitions. Since the beginning of 1988, F&M has acquired approximately $1.206 billion in assets and approximately $1.043 billion in deposits through twelve bank acquisitions. In 1997, F&M made the following acquisitions:

INSURANCE AGENCY. On November 1, 1997, F&M expanded its product base with the acquisition of Shomo and Lineweaver Insurance Agency ("Shomo Insurance") located in Harrisonburg, Virginia. Shomo Insurance offers a full line of insurance products including automobile, home, group, life and business insurance. The acquisition was accounted for as a tax-free purchase with the exchange of 265,853 shares of F&M common stock.

PEOPLES BANK OF VIRGINIA. On December 1, 1997, F&M entered into an agreement for the acquisition of Peoples Bank of Virginia ("PBV"), a Virginia chartered bank based in Chesterfield, Virginia. The acquisition of PBV is subject to the approval of shareholders of PBV and the appropriate regulatory agencies and is expected to close on or about April 1, 1998. The acquisition of PBV is expected to be accounted for as a pooling of interests for financial reporting purposes and provides for a tax-free exchange of 2.58 shares of F&M common stock for each common share of PBV. At December 31, 1997, PBV had 301,376 common shares outstanding and 6,842 shares issuable upon outstanding stock options (excluding a stock option granted to F&M). PBV had assets of $80.4 million as of December 31, 1997 and operates four banking offices in Chesterfield and the surrounding Richmond metropolitan area.

THE BANK OF ALEXANDRIA. On December 12, 1997, F&M entered into an agreement for the acquisition of The Bank of Alexandria ("BOA"), a Virginia chartered bank based in Alexandria, Virginia. The acquisition of BOA, like that of PBV, is subject to the approval of shareholders of BOA and the appropriate regulatory agencies and is expected to close in the second quarter of 1998. The acquisition of BOA is expected to be accounted for as a pooling of interests for financial reporting purposes and provides for a tax-free exchange of 0.942 of a share of F&M common stock for each common share of BOA. At December 31, 1997, BOA had 686,461 common shares outstanding and 66,476 issuable upon outstanding stock options (excluding a stock option granted to F&M). BOA had assets of $78.9 million as of December 31, 1997 and operates four banking offices in Alexandria and the surrounding area.

         Management believes there are additional opportunities to acquire financial institutions or to acquire assets and deposits that will allow F&M to enter adjacent markets or increase market share in existing markets. Management intends to pursue acquisition opportunities in strategic markets where its managerial, operational and capital resources will enhance the performance of acquired institutions. There can be no assurance that F&M will be able to successfully effect any additional acquisition activity, or that any such acquisition activity will have a positive effect on the value of shares of F&M Common Stock.

ANTI-TAKEOVER PROVISIONS

         The Articles of Incorporation and the Virginia Stock Corporation Act contain certain anti-takeover provisions, including (I) the Affiliated Transactions statue which places restrictions on any significant transaction between a publicly held Virginia corporation and any shareholder who owns more than 10% of any class of its outstanding shares, (ii) the Control Share Acquisitions statue which provides that a shareholder who purchases shares in any one of three statutory ranges (20%-33 1/3%, 33 1/3%-50%, and 50% or more of the outstanding shares) cannot vote those shares on any matter unless the acquisition of the additional shares has been approved by disinterested shareholders, and (iii) a super-majority provision in the Company's Articles of Incorporation that requires the affirmative vote of at lease 80% of the outstanding voting shares on significant transactions, unless at least two-thirds of the Board of Directors then in office have approved the transaction.

EMPLOYEES

         At December 31, 1997, F&M had 1,077 full time and 248 part time employees. No employees are represented by any collective bargaining unit. F&M considers relations with its employees to be good.

MARKET REGIONS

         The market regions of F&M extend from the eastern panhandle of West Virginia southward to Virginia in Winchester, the surrounding Shenandoah Valley through Harrisonburg and Rockingham County and eastward to Loudoun, Fauquier, Stafford and Prince William counties, to the central Virginia markets of Charlottesville and Richmond, southern Virginia market in Emporia and Greenville County and Montgomery and Prince George's counties in Maryland. The following table displays the market and population data for each of the market regions:



                                          BANKING        % MARKET        MARKET                 1990
COUNTY/CITY (1)                           OFFICES        SHARE (2)       RANK (2)           POPULATION
-------------------------------------  -------------- --------------- --------------  --------------------
State of Virginia:
Shenandoah Valley:
 City of Winchester                          10             46               1                21,947
 Frederick County                             5             24               1                45,723
 Warren County                                4             30               1                26,142
 Shenandoah County                            3             12               4                31,636
 Clarke County                                1             25               2                12,101
 Rappahannock County                          1             43               2                 6,622
 Rockingham County                            5             18               3                57,482
 City of Harrisonburg                         4             11               5                30,707
Northern Virginia:
 City of Fairfax                              1              8               5                20,959
 City of Falls Church                         1              1               8                 8,982
 City of Manassas                             3              9               4                33,399
 Loudoun County                               7             16               1                86,100
 Fairfax County                              11              2              12               819,000
 Fauquier County                              3             16               2                52,000
 Prince William County                        3              3               7               216,000
 Stafford County                              1              *              NM                61,000
Charlottesville/
Albemarle County:
 City of Charlottesville                      1              *              NM                40,341
 Albemarle County                             3              7               7                68,040
 Nelson County                                2             35               2                12,778
 Amherst County                               1              2               7                28,578
Richmond:
 City of Richmond                             3              1              11               203,056
 Henrico County                               4              2              11               217,881
 Chesterfield County                          3              2              13               209,274
Emporia:
 City of Emporia                              3             33               1                14,109
State of West Virginia:
Eastern Panhandle:
 Jefferson County                             3             22               2                35,926
 Berkeley County                              3             17               3                59,253
 Mineral County                               3             43               1                26,697
State of Maryland:
 Montgomery County                            6              1              15               821,035
 Prince George                                2              *              NM               769,747


----------------------------------------------------------------------------------------------------------
* Represents less than 1% deposit market share     NM=Not meaningful

(1) In Virginia, certain cities are separate political entities and not part of the counties that surround them. The city of Winchester and Frederick County, the city of Harrisonburg and Rockingham County, the city of Charlottesville and Albemarle County, the city of Fairfax and Fairfax County and the city of Richmond and Henrico and Chesterfield Counties are examples. The FDIC and OTS provide deposit data for each separately incorporated city.
(2) Deposit data includes total bank and thrift deposits and is based on FDIC and OTS data as of June 30, 1997, which is the most recently available information.

LENDING ACTIVITIES

         All of F&M's subsidiary banks offer both commercial and consumer loans, but lending activity is generally focused on consumers and small to middle market businesses within each subsidiary banks' respective market regions. Six of F&M's subsidiary banks, F&M Bank-Massanutten, F&M Bank Blakeley, F&M Bank-Martinsburg, F&M Bank-Keyser, F&M Bank-Emporia, and F&M Bank-Peoples emphasize consumer lending with activities focused primarily on residential real estate and consumer lending. F&M Bank-Richmond, F&M Bank-Central Virginia, F&M Bank-Northern Virginia and F&M Bank-Allegiance are based in larger markets where commercial loan demand is stronger and, as a result, their lending activities place a greater emphasis on small to medium sized business. F&M Bank-Winchester, because of its size and dominant position in its market, has a greater opportunity to appeal to larger commercial customers in addition to consumers.

         The following table sets forth the composition of F&M's loan portfolio (by percentage) for the three years ended December 31:

                                                   1997                1996                1995
                                            -------------------  ------------------ -------------------
Commercial                                            16.8 %               15.6 %             14.5 %
Real estate construction                               5.4                  4.6                4.2
Real estate mortgage:
 Residential (1-4 family)                             31.2                 31.6               31.7
 Home equity lines                                     4.4                  4.8                5.2
 Multifamily                                           2.0                  2.2                1.9
 Nonfarm, nonresidential(1)                           27.8                 28.4               28.9
 Agricultural                                          1.0                  1.4                1.4
 Real estate mortgage
  Subtotal                                            66.4                 68.4               69.1
Loans to individuals:
 Consumer                                              9.9                  9.8               10.5
 Credit card                                           1.5                  1.6                1.6
Loans to Individuals:
 Subtotal                                             11.4                 11.4               12.5
 Total Loans                                         100.0 %              100.0 %            100.0 %
Total loans (dollars)                       $    1,543,598       $    1,439,108     $    1,296,204

(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

         Approximately 47.6% of F&M's loan portfolio at December 31, 1997, was comprised of commercial loans, which included loans secured by real estate shown in the Table above under the categories of multifamily, non-farm, non-residential and agricultural where real estate is among the sources of collateral securing the loan. F&M's subsidiary banks offer a variety of commercial loans within their market regions, including revolving lines of credit, working capital loans, equipment financing loans, and letters of credit. Although F&M's subsidiary banks typically look to the borrower's cash flow as the principal source of repayment for such loans, many of the loans within this category are secured by assets, such as accounts receivable, inventory and equipment. In addition, a number of commercial loans are secured by real estate used by such businesses and are generally personally guaranteed by the principals of the business. F&M's commercial loans generally bear a floating rate of interest tied to a system-wide prime rate set by F&M Bank-Winchester.

         F&M's residential real estate loan portfolio (including home equity lines) was 36.2 % of its total loan portfolio at December 31, 1997. The residential mortgage loans made by F&M's subsidiary banks and Big Apple Mortgage are made only for single family, owner-occupied residences within their respective market regions. Residential mortgage loans offered by F&M's subsidiary banks are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the third or fifth year anniversary of the loan.

         Big Apple Mortgage (also t/a F&M Mortgage  Company),  F&M Bank-Northern
Virginia and F&M Bank-Peoples sell into the secondary market permanent residential mortgage loans that conform to GNMA and FNMA underwriting guidelines. These F&M subsidiaries purchase government insured 1-4 family FHA and VA loans and resell them immediately in package form. At December 31, 1997, only Big Apple Mortgage had $13.3 million in loans that it had committed to purchase, but had not settled upon.

         F&M's real estate construction portfolio historically has been a relatively small portion of the total loan portfolio. At December 31, 1997, construction loans were $83.9 million or 5.4% of the total loan portfolio. Generally, all construction loans are made to finance owner-occupied properties with permanent financing commitments in place. F&M's subsidiary banks make a limited number of loans for acquisition, development and construction of residential real estate. F&M's construction loans, including its acquisition and development loans, generally bear a floating rate of interest and mature in one year or less. Loan underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project.

         Consumer loans were 11.4% of F&M's total loan portfolio at December 31, 1997. F&M's subsidiary banks offer a wide variety of consumer loans, which include installment loans, credit card loans, home equity lines and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in each subsidiary banks' respective market regions.

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

LOAN APPROVAL

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

LOAN REVIEW

         Each subsidiary bank of F&M has a formal loan review function which consists of a committee of bank officers that regularly reviews loans and assigns a classification, if required, based on current perceived credit risk. In addition, the holding company has a loan review team that performs a detailed on-site review and analysis of each subsidiary bank's portfolio on at least an annual basis to ensure the consistent application of system-wide policies and procedures. The holding company loan review team reviews all loans over an established principal amount for each subsidiary bank, which results in a review of 60% to 75% of the total principal amount of the subsidiary bank's loan portfolio. In addition, all lending relationships involving a classified loan are reviewed regardless of size. The holding company loan review team has the authority to classify any loan it determines is not satisfactory or to change the classification of a loan within F&M's loan grading system.

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

ALLOWANCE FOR LOAN LOSSES

         Each subsidiary bank of F&M maintains its allowance for loan losses based on loss experience for each loan category over a period of years and adjusts the allowance for existing economic conditions as well as performance trends within specific areas, such as real estate. In addition, each subsidiary bank periodically reviews significant individual credits and adjusts the allowance when deemed necessary. The allowance also is increased to support projected loan growth.

IMPAIRED LOANS

         The recorded investment in certain loans that were considered to be impaired in accordance to FASB 114 was $13.3 million at year end 1997 as compared to $8.9 million at year end 1996, of which $12.5 million was classified as nonperforming. Included in 1997 impaired loans are $11.3 million secured by commercial real estate. All impaired loans at year end 1997 and 1996 had a related valuation allowance totaling $3.8 million and $1.4 million, respectively,. The average recorded investment in certain impaired loans for 1997 and 1996 was approximately $8.5 million and $9.3 million, respectively. For 1997 and 1996, interest income recognized on impaired loans totaled $513 thousand and $154 thousand, respectively, all of which was recognized on a cash basis.

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

DEPOSITS

         F&M's subsidiary banks offer a number of programs to consumers and to small and middle market businesses at interest rates consistent with local market conditions. The following table sets forth the mix of depository accounts offered by the subsidiary banks as a percentage of total deposits at the dates indicated:

                                                 December 31,
                                --------------------------------------------
                                      1997             1996            1995
                                -----------    -------------   -------------
Noninterest-bearing demand           19.1%            17.0%           16.7%
Interest checking                     16.4             15.5            15.1
Savings accounts                       9.2             10.4            11.2
Money market accounts                  9.8             10.6            11.3
Time deposit accounts:
 Under $100,000                       36.2             37.7            36.8
 $100,000 and over                     9.3              8.8             8.9
                                -----------    -------------   -------------
                                    100.0%           100.0%          100.0%

         F&M's subsidiary banks control deposit flows primarily through pricing of deposits and, to a lesser extent, through promotional activities. F&M's subsidiary banks establish deposit rates based on a variety of factors, including competitive conditions, liquidity needs and compliance with net interest margin requirements established by F&M for all subsidiary banks. As of December 31, 1997, F&M's subsidiary banks had $198.2 million of certificates of deposit greater than $100,000, or 9.6% of total deposits. F&M's subsidiary banks do not accept brokered deposits.

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

         In order to meet its liquidity needs, F&M schedules the maturity of its investment securities according to its needs. The weighted-average life of the securities portfolio at the end of 1997 was 4 years 5 months which is indicative of F&M's investment philosophy of investing in U.S. Government securities with maturities between five and ten years. F&M views its securities portfolio primarily as a source of liquidity and safety, however, it may if the market is favorable, make changes in the available for sale portfolio to take advantage of changes in the yield curve. F&M views the total available for sale securities portfolio as a source of liquidity, whereas, liquidity in the held to maturity portfolio is limited to calls and maturities. The maturity ranges of the securities and the average taxable-equivalent yields as of December 31, 1997, are shown in the following table

                                    U.S. Government                  State and
                                    and its Agencies                 Municipal                     Other
                               Book Value           Yield     Book Value      Yield        Book Value         Yield
                            --------------------------------- ------------------------- -------------------------------
One year or less             $      100,937        5.52%     $    3,256       5.22%          $ 7,870            4.42%
After one year
 through five years                 354,312        6.16          13,887       5.39              6,821           5.98
After five through                   99,636        6.61           9,214       5.41                -                -
 ten years
After ten years                      38,053        6.97           2,916       5.29                -                -
                            ------------------              --------------                  -------------
  Total                     $       592,938        6.18%     $   29,273       5.37%          $ 14,691           5.22%
                            ==================              ==============                  =============

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

REMAINING MATURITIES OF SELECTED LOANS

                                         December 31, 1997
                              ------------------------------------
                                 Commercial,
                                  Financial and      Real estate-
                                  Agricultural       Construction
                              ------------------------------------
                                        (Dollars in thousands)

Within 1 year                           $156,960          $56,238
                              -------------------   --------------
Variable Rate:
1 to 5 years                              15,006            2,971
After 5 years                              5,566            2,684
                              -------------------   --------------
  Total                                   20,572            5,655
                              -------------------   --------------

Fixed Rate:
1 to 5 years                              69,835           14,328
After 5 years                             12,514            7,683
                              -------------------   --------------
  Total                                   82,349           22,011
                              -------------------   --------------
  Total Maturities                      $259,881          $83,904
                              ===================   ==============

         F&M's asset/liability/risk committee is responsible for reviewing the Company's liquidity requirements and maximizing the Company's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are also reviewed in detail for each of F&M's individual banks, however, overall asset/liability management is performed on a consolidated basis to achieve a consistent and coordinated approach.

OTHER ACTIVITIES

         In 1997, F&M's subsidiary banks offered a range of trust services. At December 31, 1997, the Trust Department of F&M Bank-Winchester managed $311 million in assets in approximately 1,182 accounts, covering both personal trust activities and employee benefit plans. F&M Bank-Northern Virginia and F&M Bank-Peoples offered similar trust services in 1997 and managed assets totaling $34 million and $145 million, respectively, at December 31, 1997. F&M's other subsidiary banks did not operate trust departments in 1997.

         Effective January 1, 1998, F&M Trust Company, a wholly-owned trust subsidiary of the Company, began operations and assumed responsibility for all the trust and fiduciary activities of the Virginia banking subsidiaries of the Company.



COMPETITION

         Each of the market regions in which the Company operates has a highly competitive banking market involving commercial banks and thrifts. Other competitors, including credit unions, consumer finance companies, insurance companies and money market mutual funds, compete with the Company for certain lending and deposit gathering services. In its Charlottesville/Albemarle County, northern Virginia, and suburban Richmond markets, the Company faces particularly intense competition from several state-wide and regional banking institutions which have substantial operations in those market regions. Management believes, however, that the Company enjoys certain competitive advantages in its principal market of Winchester, the surrounding northern Shenandoah Valley and Loudoun County where F&M Bank-Winchester is the largest financial institution headquartered in the area and the dominant bank in terms of deposit market share.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

         All officers of the Company and its subsidiaries are elected annually to serve at the pleasure of the Board of Directors of the Company. The following table sets forth the name, age, year first elected, and offices held at February 28, 1998, of each of the executive officers of the Company:

                                            YEAR FIRST
NAME                                AGE     ELECTED              OFFICE
----                                ---     -------              ------
W. M. Feltner                       78         1970              Chairman and Chief  Executive  Officer of
                                                                 the  Company;  Chairman  of the  Board of
                                                                 F&M Bank-Winchester

Alfred B. Whitt                     59         1998              President,   Vice  Chairman,  and  Chief
                                                                 Financial  Officer of the Company;  Vice
                                                                 Chairman    and    Secretary    of   F&M
                                                                 Bank-Winchester

Charles E. Curtis                   59         1998              Vice  Chairman  and Chief  Administrative
                                                                 Office of the Company;  Vice  Chairman of
                                                                 F&M Bank-Winchester

F. Dixon Whitworth, Jr.             53         1985              Executive Vice President of the
                                                                 Company; President of F&M
                                                                 Trust Company

Betty H. Carroll                    60         1985              Senior  Vice  President  of the  Company
                                                                 and President,  Chief Executive  Officer
                                                                 of F&M Bank-Winchester

Michael L. Bryan                    46         1998              Corporate    Secretary    and    General
                                                                 Counsel of the Company


Barbara H. Ward                     52         1983              Treasurer  of the  Company;  Senior Vice
                                                                 President of F&M Bank-Winchester

         Mr. Feltner has been a senior executive officer of the Company since its inception in 1970.

        Mr. Whitt joined the Company in 1987 as Director of Human Resources, before which time he served as President of F&M Bank-Massanutten, Harrisonburg, Virginia, since its organization in 1973. In July of 1991, he was appointed Senior Vice President, Senior Financial Officer and Secretary of the Company and F&M Bank-Winchester. As of January 1, 1998, Mr. Whitt was appointed President, Vice Chairman and Chief Financial Officer of the Company, and Vice Chairman and Secretary to the Board of F&M Bank-Winchester.

         In March of 1996, Mr. Curtis joined the Company as President and Chief Executive Officer of Fairfax Bank and Trust Company, now F&M Bank-Northern Virginia. Mr. Curtis served in this position from July 22, 1985 to December 31, 1997. As of January 1, 1998, Mr. Curtis was appointed Vice Chairman and Chief Administrative Officer of the Company, and Vice Chairman of F&M Bank-Winchester.

         F. Dixon Whitworth, Jr. joined the Company in August 1985, as President of the Suburban Bank, now F&M Bank-Richmond, and served as such until November, 1985, when he became Executive Vice President of the Company. As of January 1, 1998, Mr. Whitworth was appointed President of F&M Trust Company.

         Mrs.   Carroll   has   served  as  Chief   Executive   Officer  of  F&M
Bank-Winchester since December 1988.

        Mr. Bryan was appointed Corporate Secretary and General Counsel of the Company effective January 1, 1998. Prior to this appointment, Mr. Bryan was a partner in the law firm of Bryan & Coleman, P.C., Winchester, Virginia, since February 1, 1995.

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


THE COMPANY

        The Company is registered as a bank holding company under the Bank Holding Company Act ("BHCA") and the Virginia Financial Institution Holding Company Act, and is therefore subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Virginia State Corporation Commission (the "Virginia SCC"). F&M's subsidiary banks are subject to examination and regulation by the Virginia SCC, the West Virginia Board of Banking and Financial Institutions (the "West Virginia Board of Banking") and the Commissioner of Financial Regulation of the State of Maryland (the "Maryland-CFR") . In addition, the Company and its subsidiary banks are subject to certain minimum capital standards established by the Federal Reserve and the FDIC.

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

         Under federal legislation, restrictions on interstate bank acquisitions were abolished effective September 29, 1995, and bank holding companies from any state are now able to acquire banks and bank holding companies located in any other state. Effective June 1, 1997, the law permits banks to merge across state lines, subject to earlier "opt-in" or "opt-out" action by individual states. The law also allows interstate branch acquisitions and de novo branching if permitted by the host state. Virginia, Maryland and West Virginia have adopted early "opt-in" legislation that allows interstate bank mergers.

The states also permits interstate branch acquisitions and de novo branching if reciprocal treatment is accorded Virginia banks in the state of the acquiror.

        All acquisitions, whether by an in-state or out-of-state acquiror, involving a Virginia bank or bank holding company require the prior approval of the Virginia SCC, in addition to approval by the appropriate federal regulatory authority. Similarly, the West Virginia Board of Banking must approve all acquisitions of a West Virginia bank or bank holding company, and the Maryland-CFR must approve all acquisitions of a Maryland bank or bank holding company.

REGULATION OF SUBSIDIARY BANKS

GENERAL

        All of F&M's subsidiary banks are state-chartered institutions organized under either Virginia, West Virginia, or Maryland law. Seven of the subsidiary banks, F&M Bank-Winchester, F&M Bank-Massanutten, F&M Bank-Richmond, F&M Bank-Central Virginia, F&M Bank-Emporia, F&M Bank-Northern Virginia, and F&M Bank-Peoples are Virginia-chartered institutions regulated and examined by the Virginia SCC. F&M Bank-Blakeley, F&M Bank-Martinsburg and F&M Bank-Keyser are West Virginia-chartered institutions regulated and examined by the West Virginia Board of Banking. F&M Bank-Allegiance is a Maryland state-chartered bank regulated and examined by the Maryland-CFR.

        F&M's subsidiary banks are all members of the Federal Reserve System and are, therefore, supervised and examined by the Federal Reserve, their primary federal regulator. The Federal Reserve and the Virginia SCC, West Virginia Board of Banking, or the Maryland-CFR, as appropriate, conduct regular examinations of each subsidiary bank, reviewing the adequacy of their allowance for loan losses, quality of loans and investments, propriety of management practices, compliance with laws and regulations and other aspects of operations. In addition to these regular examinations, each subsidiary bank must furnish the Federal Reserve with quarterly reports containing detailed financial statements and schedules. The FDIC, which provides deposit insurance, also has authority to examine and regulate F&M's subsidiary banks.

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

DEPOSIT INSURANCE

        The deposits of F&M's subsidiary banks are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC has implemented a risk-related assessment system for deposit insurance premiums and all depository institutions have been assigned to one of nine risk assessment classifications based upon certain capital and supervisory measures. All deposits of F&M's subsidiary banks are subject to the rates of the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits. In 1997, all F&M's banks received a "1A" risk classification rating, the highest possible rating.

REGULATORY CAPITAL REQUIREMENTS

        On December 19, 1991, FDICIA was enacted. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized", which terms are each further defined by federal regulations. A depository institution is "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it fails to meet any such measure, "significantly undercapitalized" if it is significantly below any such measure, and "critically undercapitalized" if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to not less than 2.0% of total assets and not more than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2.0% would be higher than such 65% level). An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. In order to be classified as a "well capitalized institution," the institution must have a total risk-based capital ratio of 10% and a leverage ratio of 5%.

        If  a  depository   institution   fails  to  meet   regulatory   capital
requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and, ultimately, require the appointment of a conservator or receiver for the institution. As of December 31, 1997, all F&M's subsidiary banks exceeded the required regulatory capital requirements under FDICIA.

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

        Pursuant to Maryland law, a state bank may declare a cash dividend only from (i) its undivided profits or (ii) with the prior approval of the Maryland-CFR, its surplus in excess of 100% of its required capital stock. For further information about the Company's dividends, see Part II., Item 5., "Market for Registrant's Common Equity and Related Stockholder Matters."

RECENT LEGISLATIVE DEVELOPMENTS

        From time to time, various legislative and regulatory proposals with respect to the regulation of financial institutions are considered by the executive branch of the Federal government, Congress and various state governments, including Virginia, West Virginia, and Maryland. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

ITEM 2.  PROPERTIES

         The principal executive offices of F&M were moved January 1, 1998, to 9 Court Square, Winchester, Virginia, a multi-story building complex which is owned free of any encumbrances. The Company operates a total of 108 banking offices (87 in Virginia, 12 in West Virginia, and 9 in Maryland), 60 of which are owned by the Company or one of its subsidiary banks free of any encumbrances, and 48 of which are leased under agreements expiring at various dates, including renewal options. The Company also owns additional office facilities for various of its lending, audit, accounting, and data processing functions. Additional information regarding F&M's lease agreements may be found under ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 15.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has not submitted any matters to its security holders since its Annual Meeting of Shareholders held April 22, 1997.

                                                 PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

         The following table sets forth the per share high and low last sale prices for the common stock of the Company as reported on the New York Stock Exchange, and the cash dividends paid or declared per share on the Common Stock for the period indicated:

                                PRICE RANGE                        CASH
                         HIGH                  LOW             DIVIDENDS
                         ----                  ---             ---------

1996
First Quarter            19.750              17.250               0.160
Second Quarter           18.500              16.000               0.160
Third Quarter            19.375              17.250               0.175
Fourth Quarter           21.375              18.125               0.230

1997
First Quarter            22.875              19.625               0.180
Second Quarter           26.375              19.875               0.180
Third Quarter            30.4375             26.00                0.185
Fourth Quarter           36.25               28.5625              0.185

         At December 31, 1997, there were 20,374,957 shares of Common Stock outstanding held by 7,881 holders of record.

         On November 1, 1997, the Company issued 265,853 shares of its common stock in connection with the acquisition of Shomo & Lineweaver Insurance Agency, a closely-held insurance agency based in Harrisonburg, Virginia ("Shomo & Lineweaver"). The acquisition was structured as a tax-free transaction involving the exchange of 265,853 shares of Company common stock in exchange for all the outstanding shares of Shomo & Lineweaver. The shares of Company common stock issued in the transaction were not registered under the Securities Act of 1933 in reliance on the private offering and intrastate offering exemptions thereunder.

         The Company historically has paid cash dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally its subsidiary banks, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies.

         The Company or F&M Bank-Winchester has paid regular cash dividends for more than 55 consecutive years.

         The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from F&M's subsidiary banks. F&M's subsidiary banks are subject to certain legal restrictions on the amount of dividends they are permitted to pay to the Company. At December 31, 1997, F&M's subsidiary banks had available for distribution as dividends to the Company approximately $40.784 million.

ITEM 6.  SELECTED FINANCIAL INFORMATION

         Incorporated herein by reference, as Exhibit 13, to page 1 of the 1997 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

         Incorporated herein by reference, as Exhibit 13, to pages 7 through 24 of the 1997 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated herein by reference, as Exhibit 13, to pages 12 and 13 of the 1997 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference, as Exhibit 13, to pages 25 through 46 of the 1997 Annual Report.


ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General  Instruction  G(3), the  information  called for by
         Part III, Items 10. through 13., is incorporated herein by reference from the Company's definitive proxy statement, dated March 30, 1998, for the Company's Annual Meeting of Shareholders to be held April 28, 1998, which definitive proxy statement is to be filed with the Commission pursuant to Rule 14a-6 on or prior to March 30, 1998. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I under "EXECUTIVE OFFICERS OF THE REGISTRANT".

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents included in Part II of this report are incorporated by reference to the Company's 1997 Annual Report (see
          Exhibit 13):

1.        Financial Statements                                              Page

          Report of Independent Certified Public Accountants                 47
          F&M National Corporation and Subsidiaries:
          Consolidated Balance Sheets at December 31, 1997 and 1996          25
          Consolidated Statements of Income at December 31, 1997,
             1996, and 1995                                                  26
          Consolidated Statements of Changes in Shareholders'
             Equity for years ended December 31, 1997,
             1996 and 1995                                                   27
          Consolidated Statements in Cash Flows for the periods
             ended December 31, 1997, 1996 and 1995                          28
          Notes to Consolidated Financial Statements                         29

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

                  (ii) Registrant's Officers' Incentive Bonus Plan (incorporated herein by reference to Exhibit 28(i) to Registration Statement #33-25867 filed on December 2,
                           1988).

                  (iii) Registrant's 1992 Incentive and Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10(b) to Registration Statement #33-50902, filed on August 14, 1992).

                  (iv) Executive Severance Agreements entered into with the Registrant and the following Executive Officers of the Registrant on December 1, 1995: Jack R. Huyett, Betty H. Carroll, Alfred B. Whitt, and F. Dixon Whitworth, Jr. (incorporated herein by reference to Form 10-K/405 for the calendar year ended December 31, 1995, filed with the Commission on March 28,
                           1996).

         (11)     Statement  re  computation   of  per  share  earnings   (filed
                  herewith).

         (13) Portions of the 1997 Annual Report to Shareholders for the fiscal year ended December 31, 1997 (filed herewith).

         (21)     Subsidiaries of the Registrant (filed herewith).

         (23) Consent of Yount, Hyde & Barbour, P. C., Certified Public Accountants (filed herewith).

         (27)     Financial Data Schedule (filed herewith).

(b)      Reports on Form 8-K.

         During 1997, the Company filed the following reports:

          (i)     October 23, 1997,  for event of October 22, 1997,  under ITEMS
                  5. to report the changes in management of F&M National Corporation.
          (ii) December 4, 1997, for event of December 2, 1997, under ITEM 5., to announce that the Registrant had entered into an
                  Agreement and Plan of Reorganization with Peoples Bank of Virginia, Chesterfield, Virginia
          (iii) December 15, 1997, for event of December 12, 1997, under ITEM 5., to announce that the Registrant had entered into an Agreement and Plan of Reorganization with The Bank of Alexandria, Alexandria, Virginia.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 11th day of March, 1998:

                                       F&M NATIONAL CORPORATION
                                       Winchester, Virginia


                                        /s/ W. M. Feltner
                                        --------------------------------
                                       W.   M. Feltner, Chairman of the Board
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 11th day of March, 1998:


SIGNATURE                                     TITLE

/s/ W. M. Feltner                             Chairman of the Board, Chief
W. M. FELTNER                                 Executive Officer, Director

/s/ Alfred B. Whitt                           Vice Chairman, President, Chief
ALFRED B. WHITT                               Financial Officer, Director

/s/ Charles E. Curtis                         Vice Chairman, Chief
CHARLES E. CURTIS                             Administrative Officer

/s/ Frank Armstrong, III
FRANK ARMSTRONG, III                          Director

/s/ William H. Clement
WILLIAM H. CLEMENT                            Director

/s/ Charles E. Curtis
CHARLES E. CURTIS                             Director

/s/ John E. Fernstrom
JOHN E. FERNSTROM                             Director

/s/ William R. Harris
WILLIAM R. HARRIS                             Director

/s/ L. David Horner, III
L. DAVID HORNER, III                          Director

/s/ Jack R. Huyett
JACK R. HUYETT                                Director

/s/ George L. Romine
GEORGE L. ROMINE                              Director

/s/ John S. Scully, III
JOHN S. SCULLY, III                           Director

/s/ J. D. Shockey, Jr.
J. D. SHOCKEY, JR.                            Director

/s/ Ronald W. Tydings
RONALD W. TYDINGS                             Director

/s/ Fred G. Wayland, Jr.
FRED G. WAYLAND, JR.                          Director