Form 10-Q
period 1998-03-31
F&M NATIONAL CORP
filed 1998-05-13
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D. C.  20549


                                             FORM 10-Q

                            Quarterly Report Under Section 13 or 15(d)
                              of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1998                   Commission File No. 0-5929


                                    F & M NATIONAL CORPORATION
                      (Exact name of registrant as specified in its charter)


Commonwealth of Virginia                               54-0857462
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification Number)

9 Court Square, Winchester, Virginia                   22601
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  540-665-4200


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


As of May 11, 1998, there were 21,140,439 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                                  (Unaudited)
                                                                  March 31,           December 31,
                                                                  1998                1997
Assets:
   Cash and due from banks                                          119,357             125,154
   Interest-bearing deposits in other banks                          17,359               7,839
   Securities-held to maturity(market value
      March 31, 1998-$419,771;
      December 31, 1997, $413,286)                                  413,507             406,707
   Securities-available for sale
      (market value)                                                254,815             231,771

   Federal funds sold and securities
      purchased under agreements to resell                          133,048             101,802

   Loans                                                          1,524,845           1,547,259
      Unearned income                                                (3,438)             (3,661)
        Loans (net of unearned income)                            1,521,407           1,543,598
      Allowance for loan losses                                     (20,901)            (20,641)
        Net loans                                                 1,500,506           1,522,957

   Bank premises and equipment, net                                  58,009              57,102
   Other assets                                                      68,022              66,980

      Total assets                                                2,564,623           2,520,312


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits
      Non-interest bearing                                          434,083             408,449
      Interest bearing                                            1,747,638           1,729,385
         Total deposits                                           2,181,721           2,137,834

   Federal funds purchased and securities
      sold under agreements to repurchase                            70,342              79,876

   Other short-term borrowings                                       12,013              14,509
   Long-term debt                                                    18,932              17,136
   Other liabilities                                                 27,310              23,133

         Total liabilities                                        2,310,318           2,272,488

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                                  (Unaudited)
                                                                  March 31,           December 31,
                                                                  1998                1997

Stockholders' Equity
   Preferred stock, no par value:
      (Authorized 5,000,000 shares,
       no shares outstanding)                                             0                   0

   Common stock par value $2.00 per
      share, authorized 30,000,000 shares:
      issued March 31, 1998 - 20,432,528
      shares; issued December 31,
      1997-20,374,957 shares                                         40,865             40,750

   Capital surplus                                                   69,994              68,206
   Retained earnings                                                141,158             136,700
   Accumulated other comprehensive income                             2,288               2,168

         Total shareholders' equity                                 254,305             247,824

Total liabilities and
   shareholders' equity                                           2,564,623           2,520,312





See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                                            (Unaudited)
                                                            For the Three Months
                                                            Ended March 31,
                                                            1998                  1997

Interest Income:
   Interest and fees on loans                               34,378                33,422

   Securities held to maturity:
      Taxable interest income                                5,960                 4,804
      Interest income exempt from
        Federal income taxes                                   342                   396
   Securities available for sale:
      Taxable interest income                                3,391                 3,749
      Dividend income                                          202                   186
         Total security interest income                      9,895                 9,135

   Interest on federal funds sold
      and securities purchased
      under agreements to resell                             1,491                   882
   Interest on deposits in banks                                86                    49
         Total interest income                              45,850                43,488

Interest Expense:
   Interest on deposits                                     18,108                17,072
   Interest on short-term
      borrowings                                               941                   688
   Interest on long-term debt                                  291                   200
         Total interest expense                             19,340                17,960

         Net interest income                                26,510                25,528

Provision for loan losses                                      699                 1,070
      Net interest income after
         provision for loan losses                          25,811                24,458

Other Income:
   Commissions and fees from
      fiduciary activities                                     658                   609
   Service charges on deposit
      accounts                                               2,652                 2,256
   Credit card fees                                            895                   834
   Fees for other customer services                            647                   646
   Insurance commission                                      1,439                   110
   Other operating income                                    1,137                   655
   Profits on securities available
      for sale                                                   5                    95
   Investment securities gains, net                              1                    (2)
      Total other income                                     7,434                 5,203

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                                            (Unaudited)
                                                            For the Three Months
                                                            Ended March 31,
                                                            1998                  1997

Other Expenses:
   Salaries and employees' benefits                         11,278                  9,643
   Net occupancy expense of
      premises                                               1,833                  1,508
   Furniture and equipment expense                           1,577                  1,385
   Deposit insurance                                            66                     42
   Credit card expense                                         635                    548
   Other operating expense                                   5,103                  4,895
      Total other expense                                   20,492                 18,021
      Income before income taxes                            12,753                 11,640
      Income tax expense                                     4,515                  3,985

      Net income                                             8,238                  7,655

Average shares:
   Basic                                                    20,391                20,348
   Assuming dilution                                        20,569                20,507

Earnings per common share:
   Basic                                                    $0.40                 $0.38
   Assuming dilution                                        $0.40                 $0.37

   Dividends per share                                      $0.185                $0.18




See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(000 OMITTED)
                                                                        Accumulated
                                                                        Other
                                                                        Compre-          Compre-
                               Common       Capital      Retained       hensive          hensive
                               Stock        Surplus      Earnings       Income           Income        Total

Balances -
 January 1, 1997               40,747       69,197       120,350            429                        230,723

Comprehensive
 Income:
   Net income                                              7,655                          7,655          7,655

 Other compre-
   hensive income,
   net of tax:

 Unrealized loss
   on available-
   for-sale
   securities                                                                            (1,722)        (1,722)

 Less: Reclassi-
   fication
   adjustment for
   gains realized
   in net income                                                                             95             95

 Other compre-
   hensive income,
   net of tax                                                            (1,627)         (1,627)
 Total compre-
   hensive income                                                                         6,028

Cash dividends                                           (3,662)                                        (3,662)

Acquisition of
 common stock                    (232)      (2,646)                                                     (2,878)

Issuance of
 authorized stock:
 Stock options                     61          556                                                         617
 Stock options
   under nonvariable
   compensatory plan                           732                                                         732
 Employee stock
   ownership plan                 100          950                                                       1,050

Balances -
 March 31, 1997                 40,676      68,789       124,343         (1,198)                       232,610

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(000 OMITTED)
                                                                        Accumulated
                                                                        Other
                                                                        Compre-          Compre-
                               Common       Capital      Retained       hensive          hensive
                               Stock        Surplus      Earnings       Income           Income         Total

Balances -
 January 1, 1998               40,750       68,206       136,700          2,168                        247,824

Comprehensive
 Income:
   Net income                                              8,238                          8,238          8,238

 Other compre-
   hensive income,
   net of tax:

 Unrealized loss
   on available-
   for-sale
   securities                                                                               125            125

 Less: Reclassi-
   fication
   adjustment for
   gains realized
   in net income                                                                             (5)            (5)

 Other compre-
   hensive income,
   net of tax                                                               120             120
 Total compre-
   hensive income                                                                         8,358

Cash dividends                                           (3,780)                                        (3,780)

Issuance of
 authorized stock:
 Stock options                     71          448                                                         519
 Stock options
   under nonvariable
   compensatory plan                         1,151                                                       1,151
 Employee stock
   ownership plan                  44          189                                                         233

Balances -
 March 31, 1998                 40,865      69,994       141,158          2,288                        254,305


See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                                             (Unaudited)
                                                                             For the Three Months Ended
                                                                             March 31,           March 31,
                                                                             1998                1997
Cash Flows From Operating Activities
Net income                                                                      8,238               7,655
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                               1,521               1,227
    Provision for loan losses                                                     699               1,070
    Profit on securities available for sale                                        (5)                (95)
    (Gain) loss on securities held to maturity                                     (1)                  2
    Increase in other assets                                                   (1,391)             (1,398)
    Increase in other liabilities                                               3,944               2,062
    Net cash provided by operating activities                                  13,005              10,523

Cash Flows From Investing Activities
 (Increase) in interest-bearing
   deposits in other banks                                                     (9,520)               (202)
 Proceeds from maturities, calls and sales
   of available for sale securities                                            27,303              20,671
 Purchase of securities available for sale                                    (49,989)             (5,970)
 Proceeds from maturities of investment
  securities                                                                   41,739              16,797
 Purchase of investment securities                                            (48,538)            (16,705)
 Increase in federal funds sold
   and securities purchased under agreements
   to resell                                                                  (31,246)            (14,059)
 Net decrease (increase) in loans                                              20,970             (26,076)
 Purchases of bank premises and equipment                                      (2,138)             (7,021)
 Proceeds from sale of OREO                                                     1,992                 474
   Net cash (used in) investing activities                                    (49,427)            (32,091)

Cash Flows From Financing Activities
 Net increase in noninterest-bearing
   and interest-bearing demand deposits
   and savings accounts                                                        42,045               8,104
 Net increase in certificates of deposit                                        1,842              21,378
 Dividends paid                                                                (3,780)             (3,662)
 Decrease in other short-term borrowings                                      (12,030)             (1,317)
 Increase in long-term debt                                                     1,796                 745
 Acquisition of common stock                                                        0              (2,520)
 Net proceeds from issuance of common stock                                       752               1,309

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                                             (Unaudited)
                                                                             For the Three Months Ended
                                                                             March 31,           March 31,
                                                                             1998                1997

Net cash provided by financing activities                                      30,625              24,037

   Increase in cash and
    cash equivalents                                                           (5,797)              2,469

Cash and Cash Equivalents
 Beginning                                                                    125,154             112,866

 Ending                                                                       119,357             115,335


Supplemental Disclosures of Cash Flows
Information
 Cash payments for:
  Interest paid to depositors                                                  18,697              16,807
  Interest paid on other short-term
   borrowings                                                                     941                 688

                                                                               19,638              17,495

 Income taxes                                                                   4,131                  11

Supplemental Schedule of Noncash Investing
and Financing Activities
 Issuance of stock options under
 nonvariable compensatory plan:
   1998 - 67,000 shares;
   1997 - 68,500 shares                                                         1,151                 732

 Loan balances transferred to foreclosed
   properties                                                                     782               1,159

 Market value adjustment available for
   sale securities                                                               (353)             (2,487)


See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and December 31, 1997, and the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1997.

2. The results of operations for the three-month periods ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

3. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of March 31, 1998, are as follows:

                                         March 31, 1998 (000 omitted)
                                                         Gross            Gross
                                         Amortized       Unrealized       Unrealized       Market
                                         Cost            Gains            (Losses)         Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                            $384,632        $6,301           $  (706)         $390,227
Corporate securities                          974            46                  -            1,020
Obligations of states and
 political subdivisions                    27,901           660               (37)           28,524
                                         $413,507        $7,007           $  (743)         $419,771

F&M's amortized cost and market value of the available for sale securities as of March 31, 1998, are as follows:

                                         March 31, 1998 (000 omitted)
                                                         Gross            Gross
                                         Amortized       Unrealized       Unrealized       Market
                                         Cost            Gains            (Losses)         Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                            $237,535        $1,621            $ (530)         $238,626
Corporate securities                        3,758         2,431                --             6,189
Other                                       9,797           203                --            10,000
                                         $251,090        $4,255            $ (530)         $254,815

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

4.  F&M's loan portfolio is composed of the following:

                                                               March 31,           December 31,
                                                               1998                1997
                                                               (000 Omitted)
Loans-held to maturity (HTM):
Commercial, financial and agricultural                         $  252,151          $  259,881
Real estate-construction                                           81,228              83,904
Real estate-mortgage                                            1,019,373           1,028,478
Installment loans to individuals                                  172,093             174,996
 Total loans                                                    1,524,845           1,547,259
Less: Unearned income                                              (3,438)             (3,661)
        Allowance for loan losses                                 (20,901)            (20,641)
Loans, net                                                     $1,500,506          $1,522,957

F&M had $17,777,000 in non-accrual loans at March 31, 1998.


5.  Reserve for Loan Losses:

                                                               March 31,           December 31,
                                                               1998                1997
                                                               (000 Omitted)
Balance at January 1                                           $  20,641           $  17,936
Provision charged to operating expense                               699               5,685
Recoveries added to the reserve                                       79               1,099
Loan losses charged to the reserve                                  (518)             (4,079)
Balance at end of period                                       $  20,901           $  20,641

6.  Earnings Paid Per Share:

                                    March 31, 1998                       March 31, 1997
                                                        Per                                Per
                                                        Share                              Share
                                    Shares              Amount           Shares            Amount
Basic EPS                           20,390,976          0.40             20,347,855        0.38

Effective of
 dilutive securities:
    Stock options                      177,336                              158,670

Diluted EPS                         20,568,312          0.40             20,506,525        0.37
/TABLE

7. On September 11, 1997, the Corporation and Shomo & Lineweaver Insurance Agency, Inc., announced that their respective Board of Directors have approved an agreement for the affiliation of Shomo & Lineweaver Insurance Agency, Inc., with F&M Bank-Winchester. The transaction was completed in the fourth quarter 1997.

8.  On April 22, 1998, the Corporation and J.V. Arthur, Inc.,
(insurance agency) announced that their respective Board of Directors had approved an agreement for the affiliation of J.V. Arthur, Inc. with F&M Bank-Winchester. The transaction will be completed in the second quarter 1998.

9. Peoples Bank of Virginia ("PBVA") and the Corporation have entered into a Definitive Agreement and Plan of Reorganization, dated as of December 21, 1997, and a related Plan of Merger (collectively, the "Merger Agreement"). This transaction was consummated on April 1, 1998. Under the terms of the Merger Agreement, PBVA was merged with F&M Bank-Richmond and each share of common stock of PBVA outstanding immediately prior to consummation of the Merger will be exchanged, in a tax-free exchange, for 2.58 shares of common stock of F&M, with cash being paid in lieu of issuing fractional shares. The merger became effective by April 1, 1998. As of December 31, 1997, PBVA had total assets of $80.4 million, total loans of $47.0 million, total deposits of $70.4 million and total shareholders' equity of $8.2 million.

10. The Bank of Alexandria ("BOA") and the Corporation have entered into a Definitive Agreement and Plan of Reorganization, dated as of December 12, 1997, and related Plan of Merger (collectively, the "Merger Agreement"). This transaction is subject to the approval of regulatory authorities and shareholders of BOA. Under the terms of the Merger Agreement, BOA will be merged with F&M Bank-Northern Virginia and each share of common stock of BOA outstanding immediately prior to consummation of the Merger will be exchanged, in a tax-free exchange, for 0.942 shares of common stock of F&M, with cash being paid in lieu of issuing fractional shares. It is anticipated that the Merger will become effective in the second quarter of 1998. As of December 31, 1997, BOA had total assets of $76.1 million, total loans of $58.2 million, total deposits of $67.6 million, and total shareholders' equity of $7.9 million.

11. It is the opinion of F&M that the cost of addressing the Year 2000 problems will not be a material event or uncertainty that would cause previously reported financial information to no longer be accurate. Also, F&M is of the opinion that the cost or consequences of the Year 2000 will not represent a known material event or uncertainty that will reasonably be expected to adversely affect future financial results.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F&M National Corporation and Subsidiaries as of March 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of F&M National Corporation and Subsidiaries as of December 31, 1997, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
May 13, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F&M" or the "Corporation").

FINANCIAL CONDITION

Total assets on March 31, 1998, amounted to $2.565 billion, up $229.0 million or 9.7% from $2.336 billion at March 31, 1997. Total assets at December 31, 1997, were $2.520 billion. For the first three months of 1998, total assets averaged $2.531 billion, 9.9% above the first three months of 1997 average of $2.304 billion.

Total loans, net of unearned income, amounted to $1.521 billion at March 31, 1998, an increase of $58.1 million or 4.0% from $1.463 billion at March 31, 1997. At December 31, 1997, total loans, net, were $1.544 billion. Total loans (net) as a percent of total assets were 59.3% at March 31, 1998, as compared to 62.6% at March 31, 1997, and 60.4% at December 31, 1997. Net loan volume for the first three months of 1998 was $21.0 million as compared to $26.1 million for the first three months of 1997. Loan volume decreased as a result of increased competition for loans.

On March 31, 1998, the securities portfolio totalled $668.3 million, which was $88.5 million or 15.3% higher than the year before and $29.3 million or 4.7% higher than at December 31, 1997. In the first three months 1998, as funds became available, they were primarily utilized for investing in the securities portfolio. Funds were invested in the securities portfolio by acquiring U.S. government and U.S. agency securities in an effort to balance the asset risk portfolio. Federal funds sold and securities purchased under agreements to resell were $133.0 million on March 31, 1998, $31.2 million or 30.7% higher than $101.8 million outstanding at December 31, 1997. The large increase in federal funds sold is the result of a special short-term time deposit promotion. It is anticipated that as interest rates improve, these funds will be invested in higher yielding financial instruments.

FASB Pronouncement #115 requires the Corporation to show the effect of market changes in the value of securities available for sale
(AFS). The market value of AFS securities at March 31, 1998, was $254.8 million as compared to $231.8 million at year end 1997. The Corporation increased the investment in AFS securities as a result of attractive rates and the high quality of U.S. government securities. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes, is reflected in Stockholders' Equity which was $2.3 million at March 31, 1998, and an increase from year end 1997 by $120 thousand.

Total deposits increased $185.3 million or 9.3% to $2.182 billion at March 31, 1998, compared to one year earlier. At December 31, 1997, total deposits were $2.138 billion. F&M offers attractive, yet competitive, rates that have contributed to the increase in deposits.


Long-term debt was $18.9 million at March 31, 1998, as compared to $12.2 million at March 31, 1997, and $17.1 million at year end 1997. Long-term debt consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low income housing.

RESULTS OF OPERATIONS

Net income for the first three months of 1998 amounted to $8.238 million, increasing $583 thousand or 7.6% from $7.655 million for the first three months of 1997. The yield on interest-earning assets was 8.11% for the first three months 1998 as compared to 8.32% for the first three months 1997 and the yield on interest-bearing deposits was 4.26% for the first three months 1998 and 1997.

Return on average assets was 1.32% for the first three months of 1998, compared with 1.33% for the same period in 1997 and 1.30% for the year 1997. F&M's return on average equity was 13.17% for the first three months of 1998 and 13.11% for the first three months of 1997 and 13.09% for the year ended 1997.

Net interest income totaled $26.5 million for the first three months of 1998, a $982 thousand or 3.9% increase over F&M's performance for the first three months of 1997. The net interest margin for the first three months 1998 was 4.66%, down 25 basis points from 4.91% for the first three months of 1997. The decrease in net interest margin is the result of higher interest costs related to special deposit promotions and unrecorded interest on nonaccrual loans.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $28.9 million at March 31, 1998, an decrease of $3.3 million or 10.2% from $32.2 million at December 31, 1997. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at March 31, 1998, were $17.8 million, or 1.7% of total loans, compared to $19.0 million, or 1.23% of total loans at December 31, 1997. Also included in nonperforming loans are loans considered impaired which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At March 31, 1998, impaired loans totaled $14.4 million upon which an allowance of $4.5 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of March 31, 1998, was $76 thousand. The average balance of impaired loans for the first three months 1998 was $14.4 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $2.7 million at December 31, 1997, and $2.1 million at March 31, 1998.

Foreclosed properties consists of 16 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At March 31, 1998, foreclosed properties were $12.6 million as compared to $13.2 million at December 31, 1997.

The allowance for loan losses has increased to $20.9 million at March 31, 1998, as compared to $20.6 million at year end 1997. The allowance for loan losses increased $260 thousand in the first three months 1998 as compared to $1.070 million for the first three months 1997. The amount provided for loan losses in 1997 and 1998 is an amount, in management's judgment, in sufficient for the risk associated with the loan portfolio. The ratio of allowance for loan losses to total loans was 1.37% at March 31, 1998, as compared to 1.25% at March 31, 1997, and 1.34% at year end 1997.

Total noninterest income increased $2.231 million or 42.9% from $5.2 million for the first three months of 1997 to $7.4 million for the first three months of 1998. For the first three months 1998, gains on securities available for sale were $6 thousand or 0.1% of total noninterest income, whereas, for the first three months of 1997 securities gains were $95 thousand or 1.8% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer.

Credit card fees were $895 thousand for the first three months 1998, up $61 thousand or 7.3% over the first three months 1997 as a result of a marketing effort to attract new credit card customers. Insurance commission income for the first three months 1998 was $1.439 million, up $1.329 million from the first three months 1997 primarily as a result of the purchase of Shomo & Lineweaver Insurance Agency ("Shomo"), whose source of income is derived from selling insurance policies to customers. Other operating income increased $482 thousand, up from $655 thousand for the first three months 1997 to $1.1 million for the first three months of 1998. Other operating income consists of other fees and charges that have increased as a result of providing additional banking services to customers.

Total noninterest expenses increased $2.5 million or 13.7% from $18.0 million for the first three months 1997 to $20.5 million for the first three months 1998. Salary expense increased $1.635 million or 17.0% from $9.6 million for the first three months 1997 to $11.278 million for the first three months 1998 as a result of normal increases in salaries and benefits and the purchase of Shomo. The cost of net occupancy expense has increased $325 thousand or 21.6% from $1.5 million for the first three months of 1997 to $1.8 million for the first three months of 1998, as a result of acquisition of new branches, remodeling of older branches, and completion of F&M headquarters renovated office complex. Furniture and equipment expense has increased $192 thousand or 13.9% from $1.4 million for the first three months 1997 to $1.6 million for the first three months 1998, which reflects an increase in the acquisition of new furniture, equipment, and computer software. Inherent in furniture and equipment expense, F&M is testing, replacing, and upgrading computer equipment and software in order to be ready for Year 2000. Deposit insurance was $66 thousand for the first three months 1998, an increase of $24 thousand from $42 thousand for the same period 1997 which is attributable to growth in deposits. Credit card expense was up $87 thousand from $548 thousand for the first three months 1997 to $635 thousand for the first three months 1998 as a result of direct marketing and offering new products. Other operating expense increased $208 thousand from $4.9 million for the first three months of 1997 to $5.1 million for the first three months 1998.

Income taxes increased $530 thousand or 13.3% from $4.0 million for the first three months of 1997 to $4.5 million for the first three months of 1998. The increase in income taxes is the result of greater amounts of income subject to income taxes.

ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans which has a positive impact on net income.

Total loan charge-offs less recoveries, amounted to $439 thousand for the first three months of 1998, representing a ratio of net charge-offs to total average loans, net of unearned income, of 0.12%, annualized. This compares to 1997 twelve-month net charge-offs of $2.980 million, or 0.19% of average loans.

As of March 31, 1998, loans on a non-accrual basis amounted to $17.777 million, or 1.2% of total loans, net of unearned discount and loans 90 days or more past due and still accruing totaled $2.1 million, or 0.1% of total loans, net of unearned discount. The increase in non-accrual loans is primarily due to the inclusion of loans made to one commercial customers for $6.6. million. F&M has provided $2.0 million in the allowance for loan losses to adequately provide for any possible losses attributable to this customers. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At March 31, 1998, the potential problem loans included two lending relationships with principal balances in excess of $500,000. Those lending relationships had an aggregate principal balance outstanding of $3.1 million.

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

F&M's risk-based capital position at March 31, 1998 was $241.1 million, or 16.1% of risk-weighted assets, for Tier I capital and $259.9 million, or 17.3% for total risk based capital.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information reported as of December 31, 1997, in Form 10-K.

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

(a)  Exhibits:

       (2)   Plan of Acquisition, Reorganization, Arrangement,
             Liquidation, or Succession - not applicable.

       (3)   (i)  Articles of Incorporation - not applicable.
             (ii) By-laws - not applicable.

       (4)   Instruments Defining the Rights of Security Holders
             Including Indentures - not applicable.

      (10)   Material Contracts.

             Incorporated herein by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1997, filed with the Commission on March 19, 1998, under Exhibit 10.

      (11)   Statement re Computation of Per Share Earnings.

             Incorporated herein by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1997, filed with the Commission on March 19, 1998 under Exhibit 11.

      (15) Letter re Unaudited Interim Financial Information - not applicable.

      (18)   Letter re change in accounting principles - not applicable.

      (19)   Reports furnished to security holders.

             Incorporated herein by reference to Registrant's 1998 Notice of Annual Meeting and Proxy Statement dated March 30, 1998, filed with the Commission on March 26, 1998.

      (22) Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable.


      (23)   Consent of Experts and Counsel - not applicable.

      (24)   Power of Attorney - not applicable.

      (27)   Financial Data Schedules - Included herein as Exhibit 27.

      (99)   Additional Exhibits - None.

(b)   Reports on Form 8-K.

      (1) April 3, 1998, for event of April 1, 1998, under ITEM 5. to report the consummation of the acquisition of Peoples Bank of Virginia and merger of that bank in the Registrant's existing subsidiary, F&M Bank-Richmond.

      (2) April 3, 1998, for event of April 3, 1998, under ITEM 5. to report authorization by the Registrant's Board of Directors for management to purchase additional shares of the Registrant's common stock on the open market.




                                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


F & M NATIONAL CORPORATION




/s/  Alfred B. Whitt
Alfred B. Whitt
President, Vice Chairman, and Chief Financial Officer



/s/  Charles E. Curtis
Vice Chairman and Chief Administrative Officer


Date:  May 13, 1998