Form 10-Q
period 1998-06-30
F&M NATIONAL CORP
filed 1998-08-12
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998             Commission File No. 0-5929


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


As of August 11, 1998, there were 21,889,790 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     June 30,        December 31,
                                                     1998            1997
Assets:
   Cash and due from banks                             138,635         132,138
   Interest-bearing deposits in other banks             12,292          11,843
   Securities-held to maturity(market value
     June 30, 1998-$427,295;
     December 31, 1997, $413,286)                      419,269         406,707
   Securities-available for sale
     (market value)                                    299,506         254,466

   Federal funds sold and securities
     purchased under agreements to resell              151,940         113,077

   Loans                                             1,644,953       1,652,415
     Unearned income                                    (3,357)         (3,661)
       Loans (net of unearned income)                1,641,596       1,648,754
     Allowance for loan losses                         (22,048)        (21,690)
       Net loans                                     1,619,548       1,627,064

   Bank premises and equipment, net                     62,344          60,958
   Other assets                                         73,699          71,683

     Total assets                                    2,777,233       2,677,935


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits
     Non-interest bearing                              492,960         437,208
     Interest bearing                                1,865,979       1,838,173
       Total deposits                                2,358,939       2,275,381

   Federal funds purchased and securities
     sold under agreements to repurchase                85,904          81,336

   Other short-term borrowings                          15,347          14,508
   Long-term debt                                       16,673          17,202
   Other liabilities                                    25,577          24,657

       Total liabilities                             2,502,440       2,413,084

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     June 30,        December 31,
                                                     1998            1997

Stockholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                 0               0

   Common stock par value $2.00 per
     share, authorized 30,000,000 shares:
     issued June 30, 1998 - 21,878,248
     shares; issued December 31,
     1997-21,889,413 shares                             43,756          43,779

   Capital surplus                                      77,092          77,827
   Retained earnings                                   150,869         141,015
   Accumulated other comprehensive income                3,076           2,230

       Total shareholders' equity                      274,793         264,851

Total liabilities and
   shareholders' equity                              2,777,233       2,677,935





See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                          (Unaudited) For        (Unaudited) For
                                          the Six Months         the Three Months
                                          Ended June 30,         Ended June 30,
                                          1998        1997       1998        1997

Interest Income:
 Interest and fees on loans               73,820      72,090     37,011      36,513

 Securities held to maturity:
   Taxable interest income                12,067       9,743      6,107       4,939
   Interest income exempt from
     Federal income taxes                    678         788        336         391
 Securities available for sale:
   Taxable interest income                 7,863       8,409      4,131       4,177
   Dividend income                           441         380        229         187
    Total security interest
     income                               21,049      19,320     10,803       9,694

 Interest on federal funds sold
   and securities purchased
   under agreements to resell              3,362       1,858      1,745         935
 Interest on deposits in banks               469         278        279          93
    Total interest income                 98,700      93,546     49,838      47,235

Interest Expense:
 Interest on deposits                     38,953      36,980     19,566      18,729
 Interest on short-term
   borrowings                              1,945       1,395        990         697
 Interest on long-term debt                  490         416        199         214
    Total interest expense                41,388      38,791     20,755      19,640

    Net interest income                   57,312      54,755     29,083      27,595

Provision for loan losses                  1,380       1,969        663         873
   Net interest income after
    provision for loan losses             55,932      52,786     28,420      26,722

Other Income:
 Commissions and fees from
   fiduciary activities                    1,989       1,187      1,331         578
 Service charges on deposit
   accounts                                5,342       5,022      2,533       2,604
 Credit card fees                          1,907       1,709      1,013         875
 Fees for other customer services          1,537       1,382        742         630
 Insurance commission                      4,277       1,536      2,064         902
 Other operating income                    2,045       1,252        900         474
 Profits on securities available
   for sale                                  192         429        187         335
 Investment securities gains, net              1          (2)       --          --
   Total other income                     17,290      12,515      8,770       6,398

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                          (Unaudited) For        (Unaudited) For
                                          the Six Months         the Three Months
                                          Ended June 30,         Ended June 30,
                                          1998        1997       1998        1997

Other Expenses:
 Salaries and employees'
   benefits                               25,597       21,859    13,215      11,214
 Net occupancy expense of
   premises                                4,030        3,517     1,921       1,744
 Furniture and equipment expense           3,493        3,065     1,791       1,580
 Deposit insurance                           149          120        81          75
 Credit card expense                       1,377        1,184       742         636
 Other operating expense                  11,402       10,753     5,874       5,480
   Total other expense                    46,048       40,498    23,624      20,729
   Income before income taxes             27,174       24,803    13,566      12,391
   Income tax expense                      9,493        8,456     4,800       4,235

   Net income                             17,681       16,347     8,766       8,156

Average shares:
 Basic                                    21,886       21,753    21,867      21,731
 Assuming dilution                        22,108       21,961    22,074      21,942

Earnings per common share:
 Basic                                     $0.81         $0.75    $0.40       $0.38
 Assuming dilution                         $0.80         $0.74    $0.40       $0.37

 Dividends per share                       $0.358        $0.36    $0.185      $0.18




See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (000
OMITTED)
                                                          Accumulated
                                                          Other
                                                          Compre-      Compre-
                          Common   Capital    Retained    hensive      hensive
                          Stock    Surplus    Earnings    Income       Income     Total

Balances -
  January 1, 1997         43,569   77,678     124,389         416                 246,052

Comprehensive
  Income:
   Net income                                  16,347                  16,347      16,347

Other compre-
hensive income,
  net of tax:

  Unrealized loss
   on available-
   for-sale
   securities                                                             (60)        (60)

  Less: Reclassi-
   fication
   adjustment for
   gains realized
   in net income                                                          427         427

  Other compre-
   hensive income,
   net of tax                                                 367         367
  Total compre-
   hensive income                                                      16,714

Cash dividends                                 (7,296)                             (7,296)

Issuance of common
stock-Stock dividend:
  Peoples Bank
  of VA                      141      760        (901)                                  0
  Bank of Alexandria          60      369        (429)                                  0
  Cash for
   fractional shares                               (7)                                 (7)

Acquisition of
  common stock              (573)  (5,780)                                         (6,353)

Issuance of
  authorized stock:
  Stock options               93      302                                             395
  Stock options
   under nonvariable
   compensatory plan                  732                                             732
  Employee stock
   ownership plan            100      950                                           1,050

Balances -
  June 30, 1997           43,390   75,011     132,103         783                 251,287


See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (000
OMITTED)
                                                          Accumulated
                                                          Other
                                                          Compre-      Compre-
                          Common   Capital    Retained    hensive      hensive
                          Stock    Surplus    Earnings    Income       Income      Total

Balances -
  January 1, 1998         43,779   77,827     141,015       2,230                 264,851

Comprehensive
  Income:
   Net income                                  17,681                  17,681      17,681

Other compre-
  hensive income,
   net of tax:

  Unrealized loss
   on available-
   for-sale
   securities                                                             653         653

  Less: Reclassi-
   fication
   adjustment for
   gains realized
   in net income                                                          193         193

  Other compre-
   hensive income,
   net of tax                                                 846         846
  Total compre-
   hensive income                                                      18,527

Cash dividends                                 (7,827)                             (7,827)

Acquisition of
  common stock              (201) (3,058)                                          (3,259)

Issuance of
  authorized stock:
  Stock options              108      554                                             662
  Stock options
   under nonvariable
   compensatory plan                1,206                                           1,206
  Employee stock
   ownership plan             70      563                                             633

Balances -
  June 30, 1998            43,756  77,092     150,869       3,076                 274,793

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Six Months Ended
                                                              June 30,       June 30,
                                                              1998           1997
Cash Flows From Operating Activities
Net income                                                      17,681         16,347
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                3,176          3,077
    Provision for loan losses                                    1,380          1,969
    Profit on securities available for sale                       (192)          (429)
    Gain on securities held to maturity                             (1)             2
    Increase in other assets                                      (285)        (7,909)
    Increase (decrease) in other liabilities                      (920)          (697)
    Net cash provided by operating activities                   22,679         12,854

Cash Flows From Investing Activities
  (Increase) in interest-bearing
   deposits in other banks                                        (449)        (4,558)
  Proceeds from maturities, calls and sales
   of available for sale securities                             77,536         31,432
  Purchase of securities available for sale                   (121,082)       (14,479)
  Proceeds from maturities of investment
   securities                                                   79,885         33,370
  Purchase of investment securities                            (92,446)       (47,224)
  (Increase) decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                   (38,863)        24,780
  Net (increase) decrease in loans                               2,559        (74,965)
  Purchases of bank premises and equipment                      (3,979)       (11,009)
  Proceeds from sale of OREO                                     2,012          4,918
    Net cash (used in) investing activities                    (94,827)       (57,735)

Cash Flows From Financing Activities
  Net increase in noninterest-bearing
   and interest-bearing demand deposits
   and savings accounts                                         94,798         10,002
  Net increase (decrease) in certificates
   of deposit                                                  (11,240)        40,149
  Dividends paid                                                (7,827)        (7,296)
  Increase in other short-term borrowings                        5,407          9,309
  Increase (decrease) in long-term debt                           (529)         3,840
  Acquisition of common stock                                   (3,259)        (6,353)
  Net proceeds from issuance of common stock                     1,295          1,438

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Six Months Ended
                                                              June 30,       June 30,
                                                              1998           1997

Net cash provided by financing activities                       78,645         51,089

   Increase in cash and
    cash equivalents                                             6,497          6,208

Cash and Cash Equivalents
  Beginning                                                    132,138        131,943

  Ending                                                       138,635        138,151


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                                  35,875         37,504
   Interest paid on other short-term
    borrowings                                                   1,945          1,397

                                                                37,820         38,901

  Income taxes                                                  12,810          8,543

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1998 - 84,680 shares;
   1997 - 68,500 shares                                          1,206            732

  Loan balances transferred to foreclosed
   properties                                                    3,577          2,884

  Market value adjustment available for
   sale securities                                               1,302            565


See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and December 31, 1997, and the results of operations and changes in cash flows for the six months ended June 30, 1998 and 1997. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1997.

The amounts previously reported for the periods presented have been retroactively restated to reflect the acquistions of Peoples Bank of Virginia on April 1, 1998, The Bank of Alexandria on June 1, 1998, and J. V. Arthur, Inc., on April 22, 1998.

2. The results of operations for the six-month periods ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

3. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of June 30, 1998, are as follows:

                                 June 30, 1998 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                     391,039      7,788          (384)      398,443
Corporate securities                  973         47              -        1,020
Obligations of states and
 political subdivisions            27,257        590           (15)       27,832
                                  419,269      8,425          (399)      427,295

F&M's amortized cost and market value of the available for sale securities as of June 30, 1998, are as follows:

                                 June 30, 1998 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                     279,427      2,718          (276)      281,869
Corporate securities                4,363      2,262            --         6,625
Other                              10,817        195            --        11,012
                                  294,607      5,175          (276)      299,506
/TABLE

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

4.  F&M's loan portfolio is composed of the following:

                                                   June 30,       December 31,
                                                   1998           1997
                                                   (000 Omitted)

Commercial, financial and agricultural                282,662        275,600
Real estate-construction                               97,453         95,310
Real estate-mortgage                                1,081,239      1,100,923
Installment loans to individuals                      183,599        180,582
 Total loans                                        1,644,953      1,652,415
Less: Unearned income                                  (3,357)        (3,661)
       Allowance for loan losses                      (22,048)       (21,690)
Loans, net                                          1,619,548      1,627,064

F&M had $18,366,000 in non-accrual loans at June 30, 1998.


5.  Reserve for Loan Losses:

                                                   June 30,       December 31,
                                                   1998           1997
                                                   (000 Omitted)
Balance at January 1                                  21,690         19,077
Provision charged to operating expense                 1,380          5,802
Recoveries added to the reserve                          233          1,126
Loan losses charged to the reserve                    (1,255)        (4,315)
Balance at end of period                              22,048         21,690

6.  Earnings and dividends paid per share:

                             June 30, 1998                June 30, 1997
                                             Per                        Per
                                             Share                      Share
                             Shares          Amount       Shares        Amount
Basic EPS                    21,886,080      0.81         21,731,379    0.75

Effective of
 dilutive securities:
    Stock options               221,772                      210,144

Diluted EPS                  21,107,852      0.80         21,941,523    0.74
/TABLE

7. On September 11, 1997, the Corporation and Shomo & Lineweaver Insurance Agency, Inc., announced that their respective Board of Directors have approved an agreement for the affiliation of Shomo & Lineweaver Insurance Agency, Inc., with F&M Bank-Winchester. The transaction was completed in the fourth quarter 1997.

8. Peoples Bank of Virginia ("PBVA") and the Corporation entered into a Definitive Agreement and Plan of Reorganization, dated as of December 21, 1997, and a related Plan of Merger (collectively, the "Merger Agreement"). This transaction was consummated and the merger became effective on April 1, 1998. Under the terms of the Merger Agreement, PBVA was merged with F&M Bank-Richmond and each share of common stock of PBVA outstanding immediately prior to consummation of the Merger will be exchanged, in a tax-free exchange, for 2.58 shares of common stock of F&M, with cash being paid in lieu of issuing fractional shares. As of December 31, 1997, PBVA had total assets of $80.4 million, total loans of $47.0 million, total deposits of $70.4 million and total shareholders' equity of $8.2 million.

9. The Bank of Alexandria ("BOA") and the Corporation entered into a Definitive Agreement and Plan of Reorganization, dated as of December 12, 1997, and related Plan of Merger (collectively, the "Merger Agreement"). This transaction was consummated and became effective on June 1, 1998. Under the terms of the Merger Agreement, BOA was merged with F&M Bank-Northern Virginia and each share of common stock of BOA outstanding immediately prior to consummation of the Merger was exchanged, in a tax-free exchange, for 0.942 shares of common stock of F&M, with cash being paid in lieu of issuing fractional shares. As of December 31, 1997, BOA had total assets of $75.9 million, total loans of $58.2 million, total deposits of $67.6 million, and total shareholders' equity of $7.9 million.

10.  On April 22, 1998, the Corporation and J.V. Arthur, Inc.,
("JVA") announced an agreement of affiliation of J.V. Arthur, Inc. with F&M Bank-Winchester, F&M's lead bank. JVA is an insurance agency located in Winchester, Virginia, which offers a full line of insurance products. The affiliation was effective on April 30, 1998.

11. F&M, in the normal course of business, continually replaces and upgrades computer software and equipment in order to provide services demanded by our customers. Normal replacement and upgrade of computer software and equipment is not considered an expenditure for Year 2000, but the normal conduct of business. Any expenditure that must be made to eliminate Year 2000 problems are addressed as unusual. It has been estimated that the cost of addressing Year 2000 will be 1.6% of earnings or 0.006% of assets which is immaterial when considering the size of the Corporation. Year 2000 will not be a material event or uncertainty that would cause previously reported financial information to no longer be accurate. Also, F&M is of the opinion that the cost or consequences of Year 2000 will not represent a known material event or uncertainty that will reasonably be expected to adversely affect future financial results.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F&M National Corporation and Subsidiaries as of June 30, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
August 11, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F&M" or the "Corporation").

FINANCIAL CONDITION

Total assets on June 30, 1998, amounted to $2.777 billion, up $251.0 million or 9.9% from $2.526 billion at June 30, 1997. Total assets at December 31, 1997, were $2.678 billion. For the first six months of 1998, total assets averaged $2.715 billion, 8.6% above the first six months of 1997 average of $2.499 billion.

Total loans, net of unearned income, amounted to $1.642 billion at June 30, 1998, an increase of $43.6 million or 2.7% from $1.598 billion at June 30, 1997. At December 31, 1997, total loans, net, were $1.649 billion. Total loans (net) as a percent of total assets were 59.1% at June 30, 1998, as compared to 63.3% at June 30, 1997, and 62.1% at December 31, 1997. Net loan volume for the first six months 1998 decreased $7.2 million as compared to an increase of $70.1 million for the first six months 1997. Loan volume decreased as a result of increased competition for loans.

On June 30, 1998, the securities portfolio totalled $718.8 million, which was $91.4 million or 14.6% higher than the year before and $57.6 million or 8.7% higher than at December 31, 1997. In the first six months 1998, as funds became available, they were primarily utilized for investing in the securities portfolio. Funds were invested in the securities portfolio by acquiring U.S. government and U.S. agency securities in an effort to balance the asset risk portfolio. Federal funds sold and securities purchased under agreements to resell were $152.0 million on June 30, 1998, $38.9 million or 34.4% higher than $113.1 million outstanding at December 31, 1997. The large increase in federal funds sold is the result of a special short-term time deposit promotion. It is anticipated that as interest rates improve, these funds will be invested in higher yielding financial instruments.

FASB Pronouncement #115 requires the Corporation to show the effect of market changes in the value of securities available for sale
(AFS). The market value of AFS securities at June 30, 1998, was $299.5 million as compared to $254.5 million at year end 1997. The Corporation increased the investment in AFS securities as a result of attractive rates and the high quality of U.S. government securities. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes, is reflected in Stockholders' Equity which was $3.1 million at June 30, 1998, and an increase from year end 1997 of $846 thousand.

Total deposits increased $205.9 million or 9.6% to $2.359 billion at June 30, 1998, compared to one year earlier. At December 31, 1997, total deposits were $2.275 billion. F&M offers attractive, yet competitive, rates that have contributed to the increase in deposits.


Long-term debt was $16.7 million at June 30, 1998, as compared to $15.4 million at June 30, 1997, and $17.2 million at year end 1997. Long-term debt consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low income housing.

RESULTS OF OPERATIONS

Net income for the first six months of 1998 amounted to $17.7 million, increasing $1.3 million or 8.2% from $16.3 million for the first six months of 1997. The yield on interest-earning assets was 8.12% for the first six months 1998 as compared to 8.28% for the first six months 1997, and the yield on interest-bearing deposits was 4.25% for the first six months 1998 as compared to 4.19% for the first six months 1997.

Return on average assets was 1.31% for the first six months 1998, compared with 1.33% for the same period in 1997 and 1.29% for the year 1997. F&M's return on average equity was 13.07% for the first six months 1998 and 13.15% for the first six months 1997 and 12.95% for the year ended 1997.

Net interest income totaled $57.3 million for the first six months 1998, a $2.6 million or 4.7% increase over F&M's performance for the first six months 1997. The net interest margin for the first six months 1998 was 4.68%, down 23 basis points from 4.91% for the first six months 1997. The decrease in net interest margin is the effect of lower yields related to loans and investment securities.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $33.5 million at June 30, 1998, an decrease of $1.7 million or 4.8% from $35.2 million at December 31, 1997. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at June 30, 1998, were $18.9 million, or 1.1% of total loans, compared to $20.0 million, or 1.12% of total loans at December 31, 1997. Also included in nonperforming loans are loans considered impaired which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At June 30, 1998, impaired loans totaled $15.8 million upon which an allowance of $5.5 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of June 30, 1998, was $106 thousand. The average balance of impaired loans for the first six months 1998 was $15.1 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $2.9 million at December 31, 1997, and $3.0 million at June 30, 1998.

Foreclosed properties consists of 33 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At June 30, 1998, foreclosed properties were $14.8 million as compared to $15.2 million at December 31, 1997.

The allowance for loan losses has increased to $22.0 million at June 30, 1998, as compared to $21.7 million at year end 1997. The allowance for loan losses increased $358 thousand in the first six months 1998 as compared to $122 thousand for the first six months 1997. The amount provided for loan losses in 1997 and 1998 is an amount, in management's judgment, in sufficient for the risk associated with the loan portfolio. The ratio of allowance for loan losses to total loans was 1.34% at June 30, 1998, as compared to 1.20% at June 30, 1997, and 1.32% at year end 1997.

Total noninterest income increased $4.8 million or 38.2% from $12.5 million for the first six months 1997 to $17.3 million for the first six months 1998. For the first six months 1998, gains on securities available for sale were $192 thousand or 1.1% of total noninterest income, whereas, for the first six months of 1997 securities gains were $429 thousand or 3.4% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer.

Credit card fees were $1.9 million for the first six months 1998, up $198 thousand or 11.6% over the first six months 1997 as a result of marketing efforts to attract new credit card customers. Insurance commission income for the first six months 1998 was $4.3 million, up $2.7 million from the first six months 1997 primarily as a result of the purchase of Shomo & Lineweaver Insurance Agency ("Shomo") and J.V. Arthur, Inc. ("JVA"), whose source of income is derived from selling insurance policies to customers. Other operating income increased $793 thousand, up from $1.3 million for the first six months 1997 to $2.0 million for the first six months of 1998. Other operating income consists of other fees and charges that have increased as a result of providing additional banking services to customers.

Total noninterest expenses increased $5.6 million or 13.7% from $40.5 million for the first six months 1997 to $46.5 million for the first six months 1998. Salary expense increased $3.7 million or 17.1% from $21.9 million for the first six months 1997 to $25.6 million for the first six months 1998 as a result of increases in salaries and benefits and the purchase of Shomo and JVA. The cost of net occupancy expense has increased $513 thousand or 14.6% from $3.5 million for the first six months 1997 to $4.0 million for the first six months 1998, as a result of acquisition of new branches, remodeling of older branches, and completion of F&M headquarters renovated office complex. Furniture and equipment expense has increased $428 thousand or 14.0% from $3.1 million for the first six months 1997 to $3.5 million for the first six months 1998, which reflects an increase in the acquisition of new furniture, equipment, and computer software. Inherent in furniture and equipment expense, F&M is testing, replacing, and upgrading computer equipment and software in order to be ready for Year 2000. Deposit insurance was $149 thousand for the first six months 1998, an increase of $29 thousand from $120 thousand for the same period 1997 which is attributable to growth in deposits. Credit card expense was up $193 thousand or 16.3% from $1.2 million for the first six months 1997 to $1.4 million for the first six months 1998 as a result of direct marketing and offering new products. Other operating expense increased $649 thousand from $10.8 million for the first six months of 1997 to $11.4 million for the first six months 1998.

Income taxes increased $1.0 million or 12.3% from $8.5 million for the first six months 1997 to $9.5 million for the first six months 1998. The increase in income taxes is the result of greater amounts of income subject to income taxes.

ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans which has a positive impact on net income.

Total loan charge-offs less recoveries, amounted to $1.0 million for the first six months of 1998, representing a ratio of net charge-offs to total average loans, net of unearned income, of 0.12%, annualized. This compares to 1997 twelve-month net charge-offs of $3.2 million, or 0.20% of average loans.

As of June 30, 1998, loans on a non-accrual basis amounted to $18.4 million, or 1.12% of total loans, net of unearned discount, up from $8.9 million for the same period 1997. Loans 90 days or more past due and still accruing totaled $3.0 million, or 0.18% of total loans, net of unearned discount. The increase in non-accrual loans is primarily due to the inclusion of loans made to one commercial customer for $7.1 million. F&M has provided $3.0 million in the allowance for loan losses to adequately provide for any possible losses attributable to this customer. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At June 30, 1998, the potential problem loans included two lending relationships with principal balances in excess of $500,000. Those lending relationships had an aggregate principal balance outstanding of $3.0 million.

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

F&M's risk-based capital position at June 30, 1998 was $261.1 million, or 15.5% of risk-weighted assets, for Tier I capital and $282.2 million, or 16.7% for total risk based capital.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This statement revises employers' disclosures about pension and other post retirement benefits plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Corporation's financial statements for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is not expected to have a material impact on the Corporation's financial statements. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Corporation will adopt this accounting standard as required by January 1, 2000.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. This Statement is not expected to have a material impact on the Corporation's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires the costs of start-up activities and organization costs to be expensed as incurred. This Statement is effective for the fiscal year 1998 financial statements. This
Statement is not expected to have a material impact on the Corporation's financial statements.

Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Financial statements for prior periods have been restated as required.



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

     (22) Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable.

     (23)  Consent of Experts and Counsel - not applicable.

     (24)  Power of Attorney - not applicable.

     (27)  Financial Data Schedules - Included herein as Exhibit 27.


     (99)  Additional Exhibits - None.


(b)  Reports on Form 8-K.

     (1) June 1, 1998, for event of June 1, 1998, under ITEM 5. to report the consummation of the acquisition of The Bank of Alexandria merger of that bank in the Registrant's existing subsidiary, F&M Bank-Northern Virginia.




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


Date:  August 13, 1998