Form 10-Q
period 1998-09-30
F&M NATIONAL CORP
filed 1998-11-13
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1998        Commission File No. 0-5929


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


As of November 12, 1998, there were 21,893,663 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     Sept. 30,       December 31,
                                                     1998            1997
Assets:
   Cash and due from banks                             115,445         132,138
   Interest-bearing deposits in other banks             45,019          11,843
   Securities-held to maturity(market value
     September 30, 1998-$440,822;
     December 31, 1997, $413,286)                      426,515         406,707
   Securities-available for sale
     (market value)                                    279,755         254,466

   Federal funds sold and securities
     purchased under agreements to resell              100,018         113,077

   Loans                                             1,680,876       1,652,415
     Unearned income                                    (3,069)         (3,661)
       Loans (net of unearned income)                1,677,807       1,648,754
     Allowance for loan losses                         (22,099)        (21,690)
       Net loans                                     1,655,708       1,627,064

   Bank premises and equipment, net                     63,550          60,958
   Other assets                                         73,046          71,683

     Total assets                                    2,759,056       2,677,935


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits
     Non-interest bearing                              475,596         437,208
     Interest bearing                                1,843,534       1,838,173
       Total deposits                                2,319,130       2,275,381

   Federal funds purchased and securities
     sold under agreements to repurchase                94,521          81,336

   Other short-term borrowings                          15,940          14,508
   Long-term debt                                       21,570          17,202
   Other liabilities                                    26,530          24,657

       Total liabilities                             2,477,691       2,413,084

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     Sept. 30,       December 31,
                                                     1998            1997

Stockholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                 0               0

   Common stock par value $2.00 per
     share, authorized 30,000,000 shares:
     issued September 30, 1998-21,893,800
     shares; issued December 31,
     1997-21,889,413 shares                             43,788          43,779

   Capital surplus                                      77,146          77,827
   Retained earnings                                   155,748         141,015
   Accumulated other comprehensive income                4,683           2,230

       Total shareholders' equity                      281,365         264,851

Total liabilities and
   shareholders' equity                              2,759,056       2,677,935





See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                          (Unaudited) For        (Unaudited) For
                                          the Nine Months        the Three Months
                                          Ended Sept. 30,        Ended Sept. 30,
                                          1998        1997       1998        1997

Interest Income:
 Interest and fees on loans               111,231    109,336     37,411      37,246

 Securities held to maturity:
   Taxable interest income                 18,386     15,020      6,319       5,277
   Interest income exempt from
     Federal income taxes                     988      1,162        310         374
 Securities available for sale:
   Taxable interest income                 12,043     12,330      4,180       3,921
   Dividend income                            648        573        207         193
    Total security interest
     income                                32,065     29,085     11,016       9,765

 Interest on federal funds sold
   and securities purchased
   under agreements to resell               4,680      2,802      1,318         944
 Interest on deposits in banks                889        364        420          86
    Total interest income                 148,865    141,587     50,165      48,041

Interest Expense:
 Interest on deposits                      58,165     56,097     19,212      19,117
 Interest on short-term
   borrowings                               2,932      2,313        987         918
 Interest on long-term debt                   766        634        276         218
    Total interest expense                 61,863     59,044     20,475      20,253

    Net interest income                    87,002     82,543     29,690      27,788

Provision for loan losses                   2,790      2,768      1,410         799
   Net interest income after
    provision for loan losses              84,212     79,775     28,280      26,989

Other Income:
 Commissions and fees from
   fiduciary activities                     1,969      1,757        659         570
 Service charges on deposit
   accounts                                 9,463      7,772      3,442       2,750
 Credit card fees                           2,996      2,691      1,089         982
 Fees for other customer services           2,237      2,066        700         684
 Insurance commission                       6,568      2,352      2,291         816
 Other operating income                     2,246      1,921        201         669
 Profits on securities available
   for sale                                   732      1,822        540       1,393
 Investment securities gains, net               1          1        --            3
   Total other income                      26,212     20,382      8,922       7,867

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                          (Unaudited) For        (Unaudited) For
                                          the Nine Months        the Three Months
                                          Ended Sept. 30,        Ended Sept. 30,
                                          1998        1997       1998        1997

Other Expenses:
 Salaries and employees'
   benefits                                38,090     33,576     12,493      11,717
 Net occupancy expense of
   premises                                 6,110      5,599      2,080       2,082
 Furniture and equipment expense            5,244      4,661      1,751       1,596
 Deposit insurance                            215        184         66          64
 Credit card expense                        2,269      1,860        892         676
 Other operating expense                   17,354     16,994      5,952       6,241
   Total other expense                     69,282     62,875     23,234      22,377
   Income before income taxes              41,142     37,255     13,968      12,452
   Income tax expense                      14,313     12,716      4,820       4,260

   Net income                              26,829     24,539      9,148       8,192

Average shares:
 Basic                                     21,887     21,710     21,889      21,624
 Assuming dilution                         22,096     21,922     22,074      21,844

Earnings per common share:
 Basic                                     $1.23      $1.13       $0.42       $0.38
 Assuming dilution                         $1.22      $1.11       $0.41       $0.37

 Dividends per share                       $0.565     $0.54       $0.195      $0.18




See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(000 OMITTED)
                                                          Accumulated
                                                          Other
                                                          Compre-       Compre-
                          Common   Capital    Retained    hensive       hensive
                          Stock    Surplus    Earnings    Income        Income     Total

Balances -
  January 1, 1997         43,770   78,807     123,059         416                  246,052

Comprehensive
  Income:
   Net income                                  24,539                   24,539      24,539
   Other comprehensive
    income net of tax:
  Unrealized gain on
   available-for-sale
   securities                                                            3,451       3,451
  Less: Reclassifi-
   cation adjustment
   for gains realized
   in net income                                                        (1,822)     (1,822)

  Other comprehesive
   income, net of tax                                       1,629        1,629
  Total compre-
   hensive income                                                       26,168

Cash dividends                                (11,015)                             (11,015)

Cash for fractional
 shares                                            (7)                                  (7)

Acquisition of
 common stock               (854)  (9,382)                                         (10,236)

Issuance of
 authorized stock:
  Stock options              123      405                                              528
  Stock options
   under nonvariable
   compensatory plan                  732                                              732
  Employee stock
   ownership plan            100      950                                            1,050

Balances -
  September 30, 1997      43,139   71,512     136,576       2,045                  253,272

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(000 OMITTED)
                                                          Accumulated
                                                          Other
                                                          Compre-      Compre-
                          Common   Capital    Retained    hensive      hensive
                          Stock    Surplus    Earnings    Income       Income      Total

Balances -
  January 1, 1998         43,779   77,827     141,015       2,230                 264,851

Comprehensive
  Income:
   Net income                                  26,829                  26,829      26,829

Other comprehensive
  income net of tax:
   Unrealized gains
    on available-
    for-sale
    securities                                                          3,185       3,185

  Less: Reclassi-
   fication
   adjustment for
   gains realized
   in net income                                                         (732)       (732)

  Other compre-
   hensive income,
   net of tax                                               2,453       2,453
  Total compre-
   hensive income                                                      29,282

Cash dividends                                (12,096)                            (12,096)

Acquisition of
  common stock              (204) (3,118)                                          (3,322)

Issuance of
  authorized stock:
  Stock options              143      668                                             811
  Stock options
   under nonvariable
   compensatory plan                1,206                                           1,206
  Employee stock
   ownership plan             70      563                                             633

Balances -
  September 30, 1998       43,788  77,146     155,748       4,683                 281,365

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Nine Months Ended
                                                              Sept. 30,      Sept. 30,
                                                              1998           1997
Cash Flows From Operating Activities
Net income                                                      26,829         24,539
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                4,815          4,171
    Provision for loan losses                                    2,790          2,768
    Profit on securities available for sale                        732          1,822
    Gain on securities held to maturity                              1              1
    Increase in other assets                                    (1,599)        (7,618)
    Increase in other liabilities                                1,872          2,531
    Net cash provided by operating activities                   35,440         28,214

Cash Flows From Investing Activities
  (Increase) decrease in interest-bearing
   deposits in other banks                                     (33,176)           411
  Proceeds from maturities, calls and sales
   of available for sale securities                            114,255         59,270
  Purchase of securities available for sale                   (136,503)       (32,412)
  Proceeds from maturities of investment
   securities                                                  130,717         63,056
  Purchase of investment securities                           (150,525)      (102,372)
  (Increase) decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                    13,059        (12,857)
  Net (increase) in loans                                      (34,535)      (110,660)
  Purchases of bank premises and equipment                      (6,535)       (13,768)
  Proceeds from sale of OREO                                     2,350          3,940
    Net cash (used in) investing activities                   (100,893)      (145,392)

Cash Flows From Financing Activities
  Net increase in noninterest-bearing
   and interest-bearing demand deposits
   and savings accounts                                         77,184         70,680
  Net increase (decrease) in certificates
   of deposit                                                  (33,435)        42,330
  Dividends paid                                               (12,096)       (11,015)
  Increase in other short-term borrowings                       14,617         13,643
  Increase in long-term debt                                     4,368          4,854
  Acquisition of common stock                                   (3,322)       (11,573)
  Net proceeds from issuance of common stock                     1,444          2,908

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Nine Months Ended
                                                              Sept. 30,      Sept. 30,
                                                              1998           1997

Net cash provided by financing activities                       48,760        111,827

   Increase in cash and
    cash equivalents                                           (16,693)        (5,351)

Cash and Cash Equivalents
  Beginning                                                    132,138        131,943

  Ending                                                       115,445        126,592


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                                  54,742         56,097
   Interest paid on other short-term
    borrowings                                                   3,698          2,313

                                                                58,440         58,410

   Income taxes                                                 13,762         12,252

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1998 - 84,680 shares;
   1997 - 68,500 shares                                          1,206            732

  Loan balances transferred to foreclosed
   properties                                                    3,101          2,358

  Market value adjustment available for
   sale securities                                               3,774          2,506



See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and December 31, 1997, and the results of operations and changes in cash flows for the nine months ended September 30, 1998 and 1997. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1997.

The amounts previously reported for the periods presented have been retroactively restated to reflect the acquisitions of Peoples Bank of Virginia on April 1, 1998, The Bank of Alexandria on June 1, 1998, and J. V. Arthur, Inc., on April 22, 1998.

2.  The results of operations for the nine-month periods ended
September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

3. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of September 30, 1998, are as follows:

                                 September 30, 1998 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                     399,219     13,559          (163)      412,615
Corporate securities                1,284         73              -        1,357
Obligations of states and
 political subdivisions            26,012        838              -       26,850
                                  426,515     14,470          (163)      440,822

F&M's amortized cost and market value of the available for sale securities as of September 30, 1998, are as follows:

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                 September 30, 1998 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                     256,707     12,909           (89)      269,527
Corporate securities                  620          4            --           624
Other                               9,604         --            --         9,604
                                  266,931     12,913           (89)      279,755

4.  F&M's loan portfolio is composed of the following:

                                                   Sept. 30,      December 31,
                                                   1998           1997
                                                   (000 Omitted)

Commercial, financial and agricultural                283,578        275,600
Real estate-construction                              102,138         95,310
Real estate-mortgage                                1,100,526      1,100,923
Installment loans to individuals                      194,634        180,582
 Total loans                                        1,680,876      1,652,415
Less: Unearned income                                  (3,069)        (3,661)
       Allowance for loan losses                      (22,099)       (21,690)
Loans, net                                          1,655,708      1,627,064

F&M had $14,451,000 in non-accrual loans at September 30, 1998.

5.  Reserve for Loan Losses:

                                                   Sept. 30,      December 31,
                                                   1998           1997
                                                   (000 Omitted)
Balance at January 1                                  21,690         19,077
Provision charged to operating expense                 2,790          5,802
Recoveries added to the reserve                          468          1,126
Loan losses charged to the reserve                    (2,849)        (4,315)
Balance at end of period                              22,099         21,690

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


6.  Earnings and dividends paid per share:

                             September 30, 1998           September 30, 1997
                                             Per                        Per
                                             Share                      Share
                             Shares          Amount       Shares        Amount
Basic EPS                    21,886,947      1.23         21,710,145    1.13

Effective of
 dilutive securities:
    Stock options               209,505                      211,865

Diluted EPS                  22,096,452      1.22         21,922,010    1.11

     The weighted average number of shares outstanding for the nine months ended September 30, 1998, and September 30, 1997, were
21,886,947 and 21,710,145 shares, respectively.

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

9. The Bank of Alexandria ("BOA") and the Corporation entered into a Definitive Agreement and Plan of Reorganization, dated as of December 12, 1997, and related Plan of Merger (collectively, the "Merger Agreement"). This transaction was consummated and became effective on June 1, 1998. Under the terms of the Merger Agreement, BOA was merged with F&M Bank-Northern Virginia and each share of common stock of BOA outstanding immediately prior to consummation of the Merger was exchanged, in a tax-free exchange, for 0.942 shares of common stock of F&M, with cash being paid in lieu of issuing fractional shares. As of December 31, 1997, BOA had total assets of $75.9 million, total loans of $58.2 million, total deposits of $67.6 million, and total shareholders' equity of $7.9 million.
F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


10. On April 22, 1998, the Corporation and J.V. Arthur, Inc., ("JVA") announced an agreement of affiliation of J.V. Arthur, Inc. with F&M Bank-Winchester, F&M's lead bank. JVA is an insurance agency located in Winchester, Virginia, which offers a full line of insurance products. The affiliation was effective on April 30, 1998.

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

12. Security Bank ("Security") and the Corporation have entered into an agreement, dated as of November 10, 1998, for the affiliation of Security Bank Corporation, Manassas, Virginia, with the Corporation. This transaction is subject to the approval of regulatory authorities and shareholders of Security. Under the terms of the agreement, Security would exchange the number of its shares of common stock whose aggregate market value determined as of the date of the closing equals $17.25, giving the transaction an indicated value of approximately $16.5 million. The transaction is intended to qualify as a tax-free exchange and be accounted for as a pooling of interests. Security also granted F&M an option, exercisable under certain circumstances, to acquire 191,300 shares of Security's common stock (subject to adjustment). It is anticipated that the merger will be effective in the first quarter 1999. At September 30, 1998, Security had total assets of approximately $61 million.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F&M National Corporation and Subsidiaries as of September 30, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
November 10, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F&M" or the "Corporation").

FINANCIAL CONDITION

Total assets on September 30, 1998, amounted to $2.759 billion, up $159.4 million or 6.1% from $2.600 billion at September 30, 1997. Total assets at December 31, 1997, were $2.678 billion. For the first nine months of 1998, total assets averaged $2.726 billion, 8.1% above the first nine months of 1997 average of $2.521 billion.

Total loans, net of unearned income, amounted to $1.678 billion at September 30, 1998, an increase of $44.1 million or 2.7% from $1.634 billion at September 30, 1997. At December 31, 1997, total loans, net, were $1.649 billion. Total loans (net) as a percent of total assets were 60.8% at September 30, 1998, as compared to 62.8% at September 30, 1997, and 61.6% at December 31, 1997. Net loan volume for the first nine months 1998 increased $29.1 million as compared to an increase of $105.9 million for the first nine months 1997. Loan volume decreased as a result of increased competition for loans.

On September 30, 1998, the securities portfolio totalled $706.3 million, which was $63.6 million or 9.9% higher than the year before and $45.1 million or 6.8% higher than at December 31, 1997. In the first nine months 1998, as funds became available, they were primarily utilized for investing in the securities portfolio. Funds were invested in the securities portfolio by acquiring U.S. government and U.S. agency securities in an effort to balance the asset risk portfolio. Federal funds sold and securities purchased under agreements to resell were $100.0 million on September 30, 1998, $13.1 million or 11.6% lower than $113.1 million outstanding at December 31, 1997. Federal funds sold are one day sales of funds to large regional correspondent banks. It is anticipated that as interest rates improve, these funds will be invested in higher yielding financial instruments.

FASB Pronouncement #115 requires the Corporation to show the effect of market changes in the value of securities available for sale
(AFS). The market value of AFS securities at September 30, 1998, was $279.8 million as compared to $254.5 million at year end 1997. The Corporation increased the investment in AFS securities as a result of attractive rates and the high quality of U.S. government securities. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes, is reflected in Stockholders' Equity which was $4.7 million at September 30, 1998, an increase from year end 1997 of $2.5 million.

Total deposits increased $103.2 million or 4.7% to $2.319 billion at September 30, 1998, compared to one year earlier. At December 31,
1997, total deposits were $2.275 billion. F&M offers attractive, yet competitive, rates that have contributed to the increase in deposits. Long-term debt was $21.6 million at September 30, 1998, as compared to $16.4 million at September 30, 1997, and $17.2 million at year end
1997. Long-term debt consists of borrowed funds from Federal Home
Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low income housing.

RESULTS OF OPERATIONS

Net income for the first nine months of 1998 amounted to $26.8 million, increasing $2.3 million or 9.4% from $24.5 million for the first nine months of 1997. The yield on interest-earning assets was 8.07% for the first nine months 1998 as compared to 7.97% for the first nine months 1997, and the yield on interest-bearing deposits was 4.21% for the first nine months 1998 as compared to 4.07% for the first nine months 1997.

Return on average assets was 1.32% for the first nine months 1998, compared with 1.31% for the same period in 1997 and 1.29% for the year 1997. F&M's return on average equity was 13.03% for the first nine months 1998, as well as 1997, and 12.95% for the year ended 1997.

Net interest income totaled $87.0 million for the first nine months 1998, a $4.5 million or 5.4% increase over F&M's performance for the first nine months 1997. The net interest margin for the first nine months 1998 was 4.69%, up 4 basis points from 4.65% for the first nine months 1997. The increase in net interest margin is the effect of lower interest costs related to deposits.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $31.8 million at September 30, 1998, a decrease of $3.4 million or 9.66% from $35.2 million at December 31, 1997. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at September 30, 1998, were $15.0 million, or 0.9% of total loans, compared to $20.0 million, or 1.21% of total loans at December 31, 1997. Also included in nonperforming loans are loans considered impaired where management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At September 30, 1998, impaired loans totaled $10.5 million upon which an allowance of $4.1 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of September 30, 1998, was $419 thousand. The average balance of impaired loans for the first nine months 1998 was $11.1 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $2.9 million at December 31, 1997, and $2.1 million at September 30, 1998.

Foreclosed properties consists of 38 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At September 30, 1998, foreclosed properties were $16.8 million as compared to $15.2 million at December 31, 1997.

The allowance for loan losses has increased to $22.1 million at September 30, 1998, as compared to $21.7 million at year end 1997. The allowance for loan losses increased $409 thousand in the first nine months 1998 as compared to $370 thousand for the first nine months 1997. The amount provided for loan losses in 1997 and 1998 is, in management's judgment, an amount sufficient for the risk associated with the loan portfolio. The ratio of allowance for loan losses to total loans was 1.32% at September 30, 1998, as compared to 1.19% at September 30, 1997, and 1.32% at year end 1997.

Total noninterest income increased $5.8 million or 28.6% from $20.4 million for the first nine months 1997 to $26.2 million for the first nine months 1998. For the first nine months 1998, gains realized on securities available for sale were $733 thousand or 2.8% of total noninterest income, whereas, for the first nine months of 1997 securities gains were $1.8 million or 8.9% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer. Credit card fees were $3.0 million for the first nine months 1998, up $305 thousand or 11.3% over the first nine months 1997 as a result of marketing efforts to attract new credit card customers. Insurance commission income for the first nine months 1998 was $6.6 million, up $4.2 million from the first nine months 1997 primarily as a result of the purchase of Shomo & Lineweaver Insurance Agency ("Shomo") and J.V. Arthur, Inc. ("JVA"), whose source of income is derived from selling insurance policies to customers. Other operating income increased $325 thousand, up from $1.9 million for the first nine months 1997 to $2.2 million for the first nine months of 1998. Other operating income consists of other fees and charges that have increased as a result of providing additional banking services to customers.

Total noninterest expenses increased $6.4 million or 10.2% from $62.9 million for the first nine months 1997 to $69.3 million for the first nine months 1998. Salary expense increased $4.5 million or 13.6% from $33.6 million for the first nine months 1997 to $38.1 million for the first nine months 1998 as a result of increases in salaries and benefits and the purchase of Shomo and JVA. The cost of net occupancy expense has increased $511 thousand or 9.1% from $5.6 million for the first nine months 1997 to $6.1 million for the first nine months 1998, as a result of acquisition of new branches, remodeling of older branches, and completion of F&M headquarters renovated office complex. Furniture and equipment expense has increased $583 thousand or 12.5% from $4.7 million for the first nine months 1997 to $5.2 million for the first nine months 1998, which reflects an increase in the acquisition of new furniture, equipment, and computer software. Inherent in furniture and equipment expenses, F&M is testing, replacing, and upgrading computer equipment and software in order to be ready for Year 2000. Deposit insurance was $215 thousand for the first nine months 1998, an increase of $31 thousand from $184 thousand for the same period 1997 which is attributable to growth in deposits. Credit card expense was up $409 thousand or 22.0% from $1.9 million for the first nine months 1997 to $2.3 million for the first nine months 1998 as a result of direct marketing and offering new products. Other operating expense increased $360 thousand from $17.0 million for the first nine months of 1997 to $17.4 million for the first nine months 1998.

Income taxes increased $1.6 million or 12.5% from $12.7 million for the first nine months 1997 to $14.3 million for the first nine months 1998. The increase in income taxes is the result of greater amounts of income subject to income taxes.

YEAR 2000 ISSUE

As discussed above, F&M is implementing changes to its information systems so that they will be fully operable for date recognition and data processing before the year 2000 begins. The Corporation's Year 2000 plans are subject to guidelines promulgated by the Federal Financial Institutions Examination Council ("FFIEC"). The Federal Reserve Bank of Richmond periodically measures the status of F&M's plans and progress, as outlined in the FFIEC guidelines.

The Board of Directors and Senior Management of F&M have made a commitment that the organization will be Year 2000 ready by December 31, 1998. The Year 2000 Task Force team has been meeting no less than quarterly since February 1996. The task force and the organization have made great progress in achieving the Year 2000 goals.

In April of 1998, the Kirchman Corporation certified F&M's D3000 software Year 2000 ready. On May 21, 1998, the Kirchman Corporation received certification from the Information Technology Association of America ("ITAA") on the Year 2000. ITAA 2000 certification means that the process and methods used by the Kirchman Corporation meets the information technology industry's best software development practices for addressing the Year 2000 issue.

The ITAA, in conjunction with the Software Productivity Consortium, performs a thorough and complete review of design methods and controls used to provide Year 2000 compliant software. This independent examination is viewed as a vital piece of the Year 2000 due diligence practices for software providers.

F&M has also dedicated technical and managerial support from all levels of the organization to ensure that it has the necessary resources to complete the Year 2000 compliance plans in accordance with the recommended time frames and, therefore, expects no interruptions in service. It has been estimated that the cost of addressing Year 2000 will be 1.6% of 1998 earnings (or 0.006% of assets), which is immaterial when considering the size of the Corporation.

The projections of total costs of F&M's year 2000 project and the expected completion dates are based on F&M's best estimates, which are necessarily based in part on assumptions of future events including the continued availability of adequate resources and completion of third party modification plans. There can be no guarantee that these estimates will be achieved; actual results could differ from the Corporation's current estimates. Specific risk factors that might cause material differences include, but are not limited to, the availability and cost of personnel with adequate programming skills and the ability to locate and correct all relevant computer codes. The inability to control the actions and plans of vendors and suppliers, customers, government entities, and other third parties with respect to Year 2000 issues are associated risks.

ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans which has a positive impact on net income.

Total loan charge-offs less recoveries, amounted to $2.4 million for the first nine months of 1998, representing a ratio of net charge-offs to total average loans, net of unearned income, of 0.19%, annualized. This compares to 1997 twelve-month net charge-offs of $3.2 million, or 0.20% of average loans.

As of September 30, 1998, loans on a non-accrual basis amounted to $14.5 million, or 0.9% of total loans, net of unearned discount, up from $11.2 million for the same period 1997. Loans 90 days or more past due and still accruing totaled $2.1 million, or 0.12% of total loans, net of unearned discount. The increase in non-accrual loans is primarily due to the inclusion of loans made to one commercial customer for $3.7 million. F&M has provided $2.0 million in the allowance for loan losses to adequately provide for any possible losses attributable to this customer. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At September 30, 1998, the potential problem loans were $17.4 million and included two lending relationships with principal balances in excess of $500,000. Those two lending relationships had an aggregate principal balance outstanding of $3.2 million.

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

F&M's risk-based capital position at September 30, 1998 was $266.3 million, or 15.6% of risk-weighted assets, for Tier I capital and $287.7 million, or 16.8% for total risk based capital.

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

     (22) Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable.

     (23)  Consent of Experts and Counsel - not applicable.

     (24)  Power of Attorney - not applicable.

     (27)  Financial Data Schedules - Included herein as Exhibit 27.


     (99)  Additional Exhibits - None.


(b)  Reports on Form 8-K.

     (1)   November 9, 1998, for event of November 5, 1998, under ITEM
           5. to report authorization by the Registrant's Board of Directors for management to purchase 200,000 additional shares of the Registrant's common stock on the open market.




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


Date:  November 13, 1998