Form 10-K
period 1998-12-31
F&M NATIONAL CORP
filed 1999-03-30
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the Fiscal Year Ended December 31, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
      ACT OF 1934

                          Commission File Number 0-5929

                            F&M NATIONAL CORPORATION
             (Exact Name of Registrant as specified in its charter)

             VIRGINIA                                       54-0857462
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                      Identification umber)

                   9 COURT SQUARE, WINCHESTER, VIRGINIA 22601
            (Address of principal executive offices, including Zip Code)

                                 (540) 665-4200
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          Common Stock, $2.00 par value
                                (Title of Class)

                             New York Stock Exchange
                   (Name of each exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by the non-affiliates of the Registrant. The aggregate market value is computed by reference to the closing price of such stock as reported by the New York Stock Exchange on February 26, 1999: $ 577,531,013

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 26, 1998:   21,818,588

                    DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference in Parts II and IV hereof; and
(2) Portions of Registrant's 1999 Proxy Statement dated March 23, 1999, are incorporated by reference in Part III hereof.

                                PART I

ITEM 1. BUSINESS.

(A)     GENERAL DEVELOPMENT OF BUSINESS

        The following is a summary of the major developments in F&M's business since January 1, 1998 (F&M National Corporation is referred to herein as "F&M" or the "Company"):

        On January 1, 1998, F&M Trust Company was formed by consolidating the trust departments of F&M Bank-Winchester, F&M Bank-Peoples, and F&M Bank-Northern Virginia.

        On April 1, 1998, Peoples Bank of Virginia ("PBVA"), Chesterfield, Virginia, merged with and into F&M Bank-Richmond. Each share of common stock of PBVA outstanding immediately prior to consummation of the merger was exchanged, in a tax-free exchange, for 2.58 shares of the common stock of F&M, with cash being paid in lieu of issuing fractional shares. At December 31, 1997, PBVA had total assets of $80.4 million, total loans of $47.0 million, total deposits of $70.4 million and total shareholders' equity of $8.2 million. The merger was accounted for as a pooling of interests.

        On April 1, 1998, F&M Bank-Richmond opened the following four branch offices which were formerly branch offices of PBVA: 9970 Ironbridge Road, Chesterfield, Virginia, 5756 Hopkins Road, Richmond, Virginia, 11450 Midlothian Turnpike, Richmond, Virginia and 11010 Hull Street Road, Richmond, Virginia. One former branch office of PVBA located at 9440 Ironbridge Road, Chesterfield, Virginia was closed.

        On April 30, 1998, F&M and J.V. Arthur, Inc, ("JVA"), Winchester, Virginia, announced an agreement of affiliation of JVA with F&M Bank-Winchester, F&M's lead bank. On May 1, 1998, F&M expanded its product base with the acquisition JVA, which offers a full line of insurance products including automobile, home, group, life and business insurance. The acquisition was accounted for as a pooling of interests with payment in the form of F&M common stock.

        On June 1, 1998, The Bank of Alexandria ("BOA"), Alexandria, Virginia, merged with and into F&M Bank-Northern Virginia. Each share of common stock of BOA outstanding immediately prior to consummation of the merger was exchanged, in a tax-free exchange, for 0.942 shares of common stock of F&M, with cash being paid in lieu of issuing fractional shares. At December 31, 1997, BOA had total assets of $75.9 million, total loans of $58.2 million, total deposits of $67.6 million, and total shareholders' equity of $7.9 million. The merger was accounted for as a pooling of interests.

        On June 1, 1998, F&M Bank-Northern Virginia opened the following four branch offices, which were formerly branch offices of BOA: 1717 King Street, Alexandria, Virginia, 7901 Richmond Highway, Alexandria, Virginia, 606 King Street, Alexandria, Virginia, and 2111 Eisenhower Avenue, Alexandria, Virginia. One former branch of BOA located at 200 Washington Street, Alexandria, Virginia was closed.

         On September 21, 1998, F&M Bank-Richmond opened branch offices at the following locations: 4851 Laburnam Avenue, Richmond, Virginia and 17650 Midlothian Turnpike, Chesterfield, Virginia

        On October 1, 1998, F&M Bank-West Virginia opened a branch office at Wal-Mart, Route 4, Box 82, Keyser, West Virginia.

        On October 20, 1998, F&M Bank-Northern Virginia opened a branch office at 25393 Elklick Road, South Riding, Virginia

        On November 10, 1998, F&M and Security Bank Corporation ("Security"), Manassas, Virginia announced that their respective Boards of Directors approved an agreement for the affiliation of Security with F&M. The merger agreement provided for the merger of Security with F&M's affiliate, F&M Bank-Northern Virginia, and F&M to exchange the number of its shares of common stock whose aggregate market value determined as of the date of the closing equals $17.25. The affiliation with Security closed on March 22, 1999 with F&M exchanging, in a tax-free transaction, 0.653 shares of F&M common stock for each share of Security common stock. The merger was accounted for as a pooling of interests. At December 31, 1998, Security had total assets of $61.2 million, total loans of $34.3 million, Deposits of $52.4 million, and total stockholders' equity of $7.9 million.

        On December 1, 1998, Credit Bureau of Winchester ("CBW") discontinued business. CBW, a wholly owned subsidiary of F&M Bank-Winchester, provided customer credit information to subsidiary banks.

(B)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        F&M and its subsidiaries are engaged primarily in only one industry segment, banking, the making of commercial and personal loans and similar credit transactions, and other activities closely related to banking.

(C)     NARRATIVE DESCRIPTION OF THE BUSINESS

                                   THE COMPANY

GENERAL

        F&M National Corporation is a multi-bank holding company headquartered in Winchester, Virginia. F&M's nine subsidiary banks operate 119 banking offices offering a full range of banking services principally to individuals and small and middle-market business in north, central and south Virginia including the Shenandoah Valley, and the eastern panhandle of West Virginia, and the counties of Montgomery and Prince George's in Maryland. At December 31, 1998, F&M had assets of $2.889 billion, deposits of $2.436 billion and shareholders' equity of $287.1 million.

        F&M was formed in 1969 to serve as the parent holding company of its then sole subsidiary bank, F&M Bank-Winchester, organized in 1902. Since its organization, F&M has acquired 22 banks, which expanded its market area and increased market share in Virginia, West Virginia and Maryland.

        The following table sets forth certain information concerning F&M and its operating subsidiaries at December 31, 1998:


                            DATE       BANKING       TOTAL         TOTAL          TOTAL
                          ACQUIRED     OFFICES      ASSETS         LOANS        DEPOSITS
                         -------------------------------------------------------------------
                                             (Dollars in thousands)
F&M Bank-Winchester
  Winchester, VA (1)        1970          32     $   794,024   $   498,244    $   694,736
F&M Bank-Massanutten
  Harrisonburg, VA (2)      1980           9         230,164       177,548        191,068
F&M Bank-Richmond
  Richmond, VA (3)          1982          15         300,559       159,893        271,640
F&M Bank-Central
  Virginia
  Charlottesville, VA       1985           7          87,102        40,362         73,944
F&M Bank-West Virginia
  Ranson, WV (4)            1988          13         328,315       212,587        287,444
F&M Bank-Emporia
  Emporia, VA               1993           3          74,149        34,946         65,089
F&M Bank-Peoples
  Warrenton, VA             1994           4         122,522        81,397        107,787
F&M Bank-Northern VA
  Fairfax, VA (5)           1996          27         701,491       380,778        601,433
F&M Bank-Allegiance
  Bethesda, MD              1996           9         203,674       107,287        142,881
F&M (Parent only)             -            -          46,714             -              -
                                       -----      ----------     ---------      ---------
Total                                    119      $2,888,714    $1,693,042    $ 2,436,022

-----------------
(1) Includes F&M Mortgage Services, Inc., and two insurance agencies. Also includes the 1993 purchase of substantially all of the assets and assumption of certain liabilities of Farmers and Merchants Bank of Hamilton (the "Hamilton Bank').
(2) Includes the merger in 1995 of F&M Bank-Broadway, Broadway, Virginia, into F&M Bank-Massanutten.
(3) Includes the acquisition in 1998 of Peoples Bank of Virginia, Chesterfield, Virginia.
(4) Created from the consolidation in 1998 of F&M Bank-Blakeley, F&M Bank-Martinsburg and F&M Bank-Keyser.
(5) Includes the acquisition in 1994 of Hallmark Bank and Trust, Springfield, Virginia, the acquisition in 1995 of The Bank of the Potomac, Herndon, Virginia, the acquisition in 1996 of FB&T Financial Corporation, Fairfax, Virginia and the acquisition in 1998 of The Bank of Alexandria, Alexandria, Virginia.

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

        F&M's subsidiary banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and safe deposit boxes. Lending is focused on individuals and small and middle-market businesses in the local market regions of each of F&M's subsidiary banks. In 1998, F&M Trust Company was formed by consolidating the trust departments of F&M Bank-Winchester, F&M Bank-Peoples, and F&M Bank-Northern Virginia. F&M Trust Company provides a variety of personal trust services including management of common trust funds, estate administration and planning specifically addressing the investment and financial management needs of its customers. At December 31, 1998, F&M Trust Company managed assets and accounts totaling $586.4 million.

        F&M operates in seven market regions: the Shenandoah Valley of Virginia; the eastern panhandle of West Virginia; Charlottesville/Albemarle County and surrounding areas; Greenville County in southside Virginia; suburban Richmond, primarily Henrico and Chesterfield Counties; the northern Virginia areas of Loudoun, Fairfax, and Prince William Counties; Stafford, Warrenton and surrounding Fauquier County area and the counties of Montgomery and Prince George's in Maryland. The more populous sectors within each of the seven market regions experienced substantial population growth between 1980 and 1990, most of which exceeded 20% growth. At December 31, 1998, F&M operated 34 banking offices in the Shenandoah Valley from Winchester to Harrisonburg with deposits of $719.9 million; 13 banking offices in the eastern panhandle of West Virginia with deposits of $287.4 million; 7 banking offices in the Charlottesville/Albemarle County area with deposits of $73.9 million; 3 banking offices in Emporia,

Virginia, and surrounding Greenville County with deposits of $65.1 million; 15 banking offices in suburban Richmond, Virginia, with deposits of $271.6 million; 34 banking offices in Loudoun, Fairfax and Prince William Counties of northern Virginia with deposits of $769.3 million; 4 offices in the town of Warrenton and Fauquier and Stafford Counties with deposits of $107.8 million; and 9 offices in the counties of Montgomery and Prince George's in Maryland with deposits of $142.9 million. F&M's principal market is Winchester and the surrounding six Virginia counties where its lead bank, F&M Bank-Winchester, is the dominant financial institution in terms of deposit market share, with a 51% share of total deposits in Winchester, a 23% share of total deposits in surrounding Frederick County, a 29% share of total deposits in Warren County, and a 16% share of total deposits in Loudoun County. In Rockingham County, which has the largest population of any county or city in the Shenandoah Valley, F&M has a 15% deposit market share. In F&M's three-county West Virginia market, F&M has a 26 % deposit market share in Jefferson County (which includes Charles Town), a 17% deposit market share in Berkeley County (which includes Martinsburg) and a 42% deposit market share in Mineral County (which includes Keyser). In Fairfax, Prince William and Fauquier Counties (including Warrenton), F&M has 3%, 4%, and 16%, respectively, of deposit market share. Although F&M's deposit market share in the Richmond and Charlottesville areas is small, F&M has positioned its banking offices in these two markets to increase deposit market share as a result of continued business and population growth in the suburban markets surrounding Richmond and Charlottesville. In F&M's two-county Maryland market, F&M is positioning itself to increase market share in Montgomery County and Prince George's County.

        F&M's subsidiary banks have not experienced loan quality deterioration due to conservative underwriting standards and focused in-market lending practices. At December 31, 1998, F&M had total nonperforming assets of approximately $26.9 million, representing 1.58% of period end loans and foreclosed properties.

        F&M also operates F&M Mortgage Services, Inc., which offers both fixed and adjustable rate residential mortgage loans and servicing. F&M Mortgage Services Inc., F&M Bank-Northern Virginia and F&M Bank-Peoples sell into the secondary market permanent residential mortgage loans that conform to GNMA and FNMA underwriting guidelines. These F&M subsidiaries purchase government insured 1-4 family FHA and VA loans and resell them immediately in package form.

ACQUISITION PROGRAM

        F&M has expanded its market area and increased its market share through both internal growth and strategic acquisitions. Since the beginning of 1988, F&M has acquired approximately $1.4 billion in assets and approximately $1.2 billion in deposits through 14 acquisitions. 1998 acquisitions by F&M are outlined in "ITEM 1. BUSINESS (a) General Development of Business."

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

ANTI-TAKEOVER PROVISIONS

        The Company's Articles of Incorporation and the Virginia Stock Corporation Act contain certain anti-takeover provisions, including (i) the Affiliated Transactions statue which places restrictions on any significant transaction between a publicly held Virginia corporation and any shareholder who owns more than 10% of any class of its outstanding shares, (ii) the Control Share Acquisitions statue which provides that a shareholder who purchases shares in any one of three statutory ranges (20%-33 1/3%, 33 1/3%-50%, and 50% or more of the outstanding shares) cannot vote those shares on any matter unless the acquisition of the additional shares has been approved by disinterested shareholders, and (iii) a super-majority provision in the Articles of Incorporation that requires the affirmative vote of at lease 80% of the outstanding voting shares on significant transactions, unless at least two-thirds of the Board of Directors then in office have approved the transaction.

EMPLOYEES

        At December 31, 1998, F&M had 1,244 full time and 293 part time employees. No employees are represented by any collective bargaining unit. F&M considers relations with its employees to be good.

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


                                  BANKING     % MARKET      MARKET          1990
       COUNTY/CITY (1)            OFFICES     SHARE (2)    RANK (2)      POPULATION
------------------------------- ------------ ------------ -----------  ----------------

STATE OF VIRGINIA:
Shenandoah Valley:
 City of Winchester                  10           51            1           21,947
 Frederick County                     5           23            1           45,723
 Warren County                        4           29            1           26,142
 Shenandoah County                    3            9            5           31,636
 Clarke County                        1           22            2           12,101
 Rappahannock County                  1           43            2            6,622
 Rockingham County                    4           19            3           57,482
 City of Harrisonburg                 5           13            5           30,707
Northern Virginia:
 City of Alexandria                   5            4            4          111,182
 City of Fairfax                      1           10            5           20,959
 City of Falls Church                 2            2            7            8,982
 City of Manassas                     3           10            4           33,399



                                  BANKING     % MARKET      MARKET          1990
       COUNTY/CITY (1)            OFFICES     SHARE (2)    RANK (2)      POPULATION
------------------------------- ------------ ------------ -----------  ----------------

 Loudoun County                       8           16            1           86,100
 Fairfax County                      12            2           11          819,000
 Fauquier County                      3           16            2           52,000
 Prince William County                3            4            7          216,000
 Stafford County                      1            1           10           61,000
Charlottesville/
Albemarle County:
 City of Charlottesville              1            *            8           40,341
 Albemarle County                     3            8            7           68,040
 Nelson County                        2           35            2           12,778
 Amherst County                       1            6            6           28,578
Richmond:
 City of Richmond                     3            1            8          203,056
 Henrico County                       4            3            8          217,881
 Chesterfield County                  7            7            7          209,274
Emporia:
 City of Emporia                      3           32            1           14,109
STATE OF WEST VIRGINIA:
 Jefferson County                     5           26            2           35,926
 Berkeley County                      5           17            3           59,253
 Mineral County                       3           42            1           26,697
STATE OF MARYLAND:
 Montgomery County                    6            1           16          821,035
 Prince George's                      3            1           NM          769,747
State of Virginia                    95            3            7        6,187,358
State of West Virginia               13            2           11        1,793,477
State of Maryland                     9            *           NM        4,781,000


------------
* Represents less than 1% deposit market share     NM=Not meaningful

(1) In Virginia, certain cities are separate political entities and not part of the counties that surround them. The city of Winchester and Frederick County, the city of Harrisonburg and Rockingham County, the city of Charlottesville and Albemarle County, the city of Fairfax and Fairfax County and the city of Richmond and Henrico and Chesterfield Counties are examples. The FDIC and OTS provide deposit data for each separately incorporated city.
(2) Deposit data includes total bank and thrift deposits and is based on FDIC and OTS data as of June 30, 1998, which is the most recently available information.

LENDING ACTIVITIES

        All of F&M's subsidiary banks offer both commercial and consumer loans, but lending activity is generally focused on consumers and small to middle market businesses within each subsidiary banks' respective market regions. Four of F&M's subsidiary banks, F&M Bank-Massanutten, F&M Bank-West Virginia, F&M Bank-Emporia, and F&M Bank-Peoples emphasize consumer lending with activities focused primarily on residential real estate and consumer lending. F&M Bank-Richmond, F&M Bank-Central Virginia, F&M Bank-Northern Virginia and F&M Bank-Allegiance are based in larger markets where commercial loan demand is stronger and, as a result, their lending activities place a greater emphasis on small to medium sized business. F&M Bank-Winchester, because of its size and dominant position in its market, has a greater opportunity to appeal to large commercial customers in addition to consumers.

        The following table sets forth the composition of F&M's loan portfolio (by percentage) for the three years ended December 31:


                                             1998            1997             1996
                                     --------------- ---------------- ---------------
Commercial                                   16.6%           16.7%            15.6%
Real estate construction                      6.0             5.8              4.6
Real estate mortgage:
 Residential (1-4 family)                    30.1            30.9             31.1
 Home equity lines                            3.5             4.2              4.5
 Multifamily                                  1.8             2.0              2.3
 Nonfarm, nonresidential(1)                  30.0            28.4             28.9
 Agricultural                                 0.9             1.1              1.2
                                     --------------- ---------------- ---------------
   Real estate mortgage subtotal             65.2            66.6             68.0
Loans to individuals:
 Consumer                                    10.9             9.3              9.8
 Credit card                                  1.3             1.6              1.6
                                     --------------- ---------------- ---------------
   Loans to individuals subtotal             12.2            10.9             11.8

 Total Loans                                100.0%          100.0%           100.0%
 Total loans (dollars)               $  1,693,041    $  1,648,754     $  1,527,786


-------------------
(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

        Approximately 16.6% of F&M's loan portfolio at December 31, 1998, was comprised of commercial loans, which included loans secured by real estate shown in the table above under the categories of multifamily, non-farm, non-residential and agricultural where real estate is among the sources of collateral securing the loan. F&M's subsidiary banks offer a variety of commercial loans within their market regions, including revolving lines of credit, working capital loans, equipment financing loans, and letters of credit. Although F&M's subsidiary banks typically look to the borrower's cash flow as the principal source of repayment for such loans, many of the loans within this category are secured by assets, such as accounts receivable, inventory and equipment. In addition, a number of commercial loans are secured by real estate used by such businesses and are generally personally guaranteed by the principals of the business. F&M's commercial loans generally bear a floating rate of interest tied to a system-wide prime rate set by F&M Bank-Winchester.

        F&M's residential real estate loan portfolio (including home equity lines) was 65.2 % of its total loan portfolio at December 31, 1998. The residential mortgage loans made by F&M's subsidiary banks and F&M Mortgage Services, Inc., are made only for single family, owner-occupied residences within their respective market regions. Residential mortgage loans offered by F&M's subsidiary banks are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the third or fifth year anniversary of the loan.

        F&M Mortgage Services, Inc., F&M Bank-Northern Virginia, and F&M Bank-Peoples sell into the secondary market permanent residential mortgage loans that conform to GNMA and FNMA underwriting guidelines. These F&M subsidiaries purchase government insured 1-4 family FHA and VA loans and resell them immediately in package form. At December 31, 1998, only F&M Mortgage Services, Inc., had $28.2 million in loans that it had committed to purchase, but had not settled upon.

        F&M's real estate construction portfolio historically has been a relatively small portion of the total loan portfolio. At December 31, 1998, construction loans were $101.7 million or 6.0% of the total loan portfolio. Generally, all construction loans are made to finance owner-occupied properties with permanent financing commitments in place. F&M's subsidiary banks make a limited number of loans for acquisition, development and construction of residential real estate. F&M's construction loans, including its acquisition and development loans, generally bear a floating rate of interest and mature in one year or less. Loan underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project. As a result of strict underwriting guidelines, F&M has experienced charge-offs involving residential construction since 1993 of less than one-half of 1%.

        Consumer loans were 12.2% of F&M's total loan portfolio at December 31, 1998. F&M's subsidiary banks offer a wide variety of consumer loans, which include installment loans, credit card loans, home equity lines, and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in each subsidiary banks' respective market regions.

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

        All loans to an individual borrower are reviewed each time the borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. These reviews are conducted by each subsidiary bank and, if necessary, by F&M's central credit committee.

LOAN REVIEW. Each subsidiary bank of F&M has a formal loan review function that consists of a committee of bank officers that regularly reviews loans and assigns a classification, if required, based on current perceived credit risk. In addition, the holding company has a loan review team that performs a detailed on-site review and analysis of each subsidiary bank's portfolio on at least an annual basis to ensure the consistent application of system-wide policies and procedures. The holding company loan review team reviews all loans over an established principal amount for each subsidiary bank, which results in a review of 60% to 75% of the total principal amount of the subsidiary bank's loan portfolio. In addition, all lending relationships involving a classified loan are reviewed regardless of size. The holding company loan review team has the authority to classify any loan it determines is not satisfactory or to change the classification of a loan within F&M's loan grading system.

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

IMPAIRED LOANS. The recorded investment in certain loans that were considered to be impaired in accordance to FASB 114 was $11.0 million at year end 1998 as compared to $14.5 million at year end 1997, of which $7.3 million was classified as nonperforming. Included in 1998 impaired loans are $7.2 million secured by commercial real estate. All impaired loans at year-end 1998 and 1997 had a related valuation allowance totaling $2.3 million and $4.0 million, respectively. The average recorded investment in certain impaired loans for 1998 and 1997 was approximately $13.9 million and $10.2 million, respectively. For the years 1998 and 1997, interest income recognized on impaired loans totaled $804 thousand and $513 thousand, respectively, all of which was recognized on a cash basis.

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

DEPOSITS

        F&M's subsidiary banks offer a number of programs to consumers and to small and middle market businesses at interest rates consistent with local market conditions. The following table sets forth the mix of depository accounts offered by the subsidiary banks as a percentage of total deposits at the dates indicated:

                                               December 31,
                                  ------------------------------------
                                    1998         1997         1996
                                  ---------    ----------  -----------
Noninterest-bearing demand          22.0%          19.2%       17.1%
Interest checking                   18.0           16.2        15.3
Savings accounts                     8.7            9.1        10.2
Money market accounts               10.1           10.4        11.4
Time deposit accounts:
 Under $100,000                     31.2           35.6        37.1
 $100,000 and over                  10.0            9.5         8.9
                                  ---------    ----------  -----------
                                   100.0%         100.0%      100.0%

        F&M's subsidiary banks control deposit flows primarily through pricing of deposits and, to a lesser extent, through promotional activities. F&M's subsidiary banks establish deposit rates based on a variety of factors, including competitive conditions, liquidity needs and compliance with net interest margin requirements established by F&M for all subsidiary banks. As of December 31, 1998, F&M's subsidiary banks had $242.1 million of certificates of deposit greater than $100,000, or 10% of total deposits. F&M's subsidiary banks do not accept brokered deposits.

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

        In order to meet its liquidity needs, F&M schedules the maturity of its investment securities according to its needs. The weighted-average life of the securities portfolio at the end of 1998 was 5 years 2 months, which is indicative of F&M's investment philosophy of investing in U.S. Government securities with maturities between five and ten years. F&M views its securities portfolio primarily as a source of liquidity and safety. However, it may if the market is favorable, make changes in the available for sale portfolio to take advantage of changes in the yield curve. F&M views the total available for sale securities portfolio as a source of liquidity, whereas, liquidity in the held to maturity portfolio is limited to calls and maturities. The maturity ranges of the securities and the average taxable-equivalent yields as of December 31, 1998, are shown in the following table:



                  U.S. Government                State and
                  And its Agencies               Municipal                  Other
                  Book Value         Yield       Book Value      Yield      Book Value    Yield
                  ------------------------- --------------------------- ------------------------

One year or less   $   111,883       6.14%       $ 2,867          7.23%      $  650       8.46%
After one year
 through five
years                  395,397       6.03         11,862          7.43          512       7.90
After five                                                                        -
through
 ten years             155,284       6.41          7,432          7.63          258       5.70
After ten years         66,969       6.73          1,878          8.41       16,697       6.12
                  -------------               -----------                -----------
  Total           $    729,533       6.16%   $    24,039          7.55%    $ 18,117       6.25%
                  =============               ===========                ===========


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

REMAINING MATURITIES OF SELECTED LOANS

                                  December 31, 1998
                         ---------------------------------
                         Commercial,
                         Financial and     Real estate and
                         Agricultural      Construction
                         ------------------------------------
                          (Dollars in thousands)

Within 1 year            $ 150,586         $    71,071
                         ---------------   ------------------
Variable Rate:
1 to 5 years                25,949               4,768
After 5 years               11,439               7,279
                         ---------------   ------------------
  Total                     37,388              12,047
                         ---------------   ------------------

Fixed Rate:
1 to 5 years                80,883              11,609
After 5 years               11,857               6,988
                         ---------------   ------------------
  Total                  $  92,740         $    18,597
                         ===============   ==================
  Total Maturities       $ 280,714         $   101,715
                         ===============   ==================

        F&M's asset/liability/risk committee is responsible for reviewing the Company's liquidity requirements and maximizing the Company's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are also reviewed in detail for each of F&M's individual banks; however, overall asset/liability management is performed on a consolidated basis to achieve a consistent and coordinated approach.

FORWARD-LOOKING STATEMENTS

        The sections that follow, Market Risk Management, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although F&M believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

INTEREST SENSITIVITY

        The primary goals of interest rate risk management are to minimize fluctuations in net interest margin as a percentage of earning assets and to increase the dollar of net interest margin at a growth rate consistent with the growth rate of total assets. These goals are accomplished by balancing the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed rate asset and liability contracts reasonably consistent and short, and by routinely adjusting pricing rates to market conditions on a weekly basis.

        The goal of F&M is to generally maintain a position that is to provide flexibility enough to move to an equality between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Interest rate gaps are managed through investments, loan pricing and deposit pricing. When an unacceptable positive or negative gap occurs, variable rate loans can be increased and more investment in shorter-term investments can be made. Pricing policies on either or both loans and deposits can be changed to accomplish any of the goals. F&M reviews the interest sensitivity position of each subsidiary bank at least once a quarter.

        It is F&M's policy not to engage in activities considered to be derivative in nature such as futures, option contracts, swaps, caps, floors, collars or forward commitments. F&M considers derivatives as speculative which is contrary to F&M's historical or prospective philosophy. F&M does not hold or issue financial instruments for trading purposes. F&M does hold in its loan and security portfolio investments that adjust or float according to changes in the "prime" lending rate which is not considered speculative, but necessary for good asset/liability management. Off-balance sheet risks such as commitments to extend credit, standby letters of credit and other items are discussed in Note 18 in the Notes to Consolidated Financial Statements.

MARKET RISK MANAGEMENT. Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. F&M's market risk is composed primarily of interest rate risk. F&M's Asset/Liability/Risk Committee ("ALCO") is responsible for reviewing the interest rate sensitivity position of F&M and establishing policies to monitor and limit exposure to interest rate risk. F&M's Board of Directors review guidelines established by ALCO. Asset/Liability
Management: The primary goals of asset/liability management are to maximize net interest income and the net value of F&M's future cash flows within the interest rate risk limits set by ALCO.

INTEREST RATE RISK MEASUREMENT. Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings simulation modeling and net present value estimation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.

STATIC GAP. Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specified time period. The cumulative one-year gap, at year-end 1998 and 1997, was -4.7% and -12.2% of total earning assets, respectively. The policy limit for the one-year gap is plus or minus 15% of adjusted total earning assets.

        Core deposits and loans with non-contractual maturities are included in the gap repricing distributions based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.

        The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the timeframes in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

EARNINGS SIMULATION. The earnings simulation model forecasts one-year net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.

        The most recent earnings simulation model projects net income would decrease by approximately 4.7% of stable-rate net income if rates were to fall immediately by two hundred basis points. It projects an increase of approximately 7.3% if rates rise by two hundred basis points. Management believes this reflects a slight liability-sensitive rate risk position for the one-year horizon. This one-year forecast is within the ALCO guideline of 15.0%.

        This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time, in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Noncontractual deposit growth rates and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed at least annually and reviewed by ALCO.

NET PRESENT VALUE. The Net Present Value ("NPV") of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The resulting percentage change in NPV is an indication of the longer term repricing risk and options risk embedded in the balance sheet.

        At year-end, a 200 basis point immediate increase in rates is estimated to reduce NPV by 5.1%. Additionally, NPV is projected to increase by 2.2% if rates fall immediately by 200 basis points. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less than a .1% chance of occurrence.

        As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures. Summary information about interest-rate risk measures is presented below.

                                                Year-end           Year-end
                                               ------------     ------------
                                                  1998             1997
                                               ------------     ------------
Static 1-Year Cumulative Gap                         -4.7%           -12.2%
1-Year Net Income Simulation Projection
   -200 bp Shock vs Stable Rate                      -8.1%            -3.2%
   +200 bp Shock vs Stable Rate                       7.3%             2.7%
Static Net Present Value Change
   -200 bp Shock vs Stable Rate                       2.2%             5.0%
   +200 bp Shock vs Stable Rate                      -5.1%            -7.8%

        Due to borrowers' preferences for floating-rate loans and depositors' preferences for fixed-rate deposits, F&M's balance sheet tends to move toward less liability sensitivity with the passage of time. The earnings simulation model indicates that if all prepayments, calls and maturities of the securities portfolios expected over the next year were to remain uninvested, then the current liability sensitivity position would be lessened. Purchases of fixed-rate securities have been made to offset the natural tendency toward a less liability sensitive interest rate risk position.

        Management expects interest rates will decline less than 1% during 1999 and believes that the current modest level of liability sensitivity is appropriate.

OTHER ACTIVITIES

        Effective January 1, 1998, F&M Trust Company, a wholly-owned trust subsidiary of the Company, began operations and assumed responsibility for all the trust and fiduciary activities of the Virginia banking subsidiaries of the Company.

        In 1998, F&M Trust Company offered a range of trust services. At December 31, 1998, F&M Trust Company managed $ 586.4 million in assets in approximately 1,627 fiduciary accounts, covering both personal trust activities and employee benefit plans.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        All officers of the Company and its subsidiaries are elected annually to serve at the pleasure of the Board of Directors of the Company. The following table sets forth the name, age, year first elected, and offices held at February 26, 1999, of each of the executive officers of the Company:



                                    YEAR
                                    FIRST
NAME                         AGE    ELECTED           OFFICE
----                         ---    -------           ------
W. M. Feltner                79       1970            Chairman and Chief Executive Officer of
                                                      the Company; Chairman of the Board of
                                                      F&M Bank-Winchester

Alfred B. Whitt              60       1998            President, Vice Chairman, and Chief
                                                      Financial Officer of the Company; Vice
                                                      Chairman and Secretary of F&M
                                                      Bank-Winchester

Charles E. Curtis            60       1998            Vice Chairman and Chief Administrative
                                                      Office of the Company; Vice Chairman of
                                                      F&M Bank-Winchester

F. Dixon Whitworth, Jr.      54       1985            Executive Vice President of the
                                                      Company; President of F&M Trust Company

Betty H. Carroll             61       1987            Senior Vice President of the Company;
                                                      President and Chief Executive Officer
                                                      of F&M Bank-Winchester

Michael L. Bryan             47       1998            Corporate Secretary and General
                                                      Counsel of the Company

Barbara H. Ward              53       1983            Treasurer of the Company; Senior Vice
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

        Mrs. Carroll has served as President and Chief Executive Officer of F&M Bank-Winchester since December 1988. She was appointed Senior Vice President of the Company in 1987.

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

SUPERVISION AND REGULATION

       The Company and its subsidiary banks are subject to state and federal banking laws and regulations, which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. The following is a brief summary of certain statues, rules and regulations affecting the Company and its subsidiary banks. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and its subsidiary banks. A change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

THE COMPANY

       The Company is registered as a bank holding company under the Bank Holding Company Act ("BHCA") and the Virginia Financial Institution Holding Company Act, and is therefore subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Virginia State Corporation Commission (the "Virginia SCC"). F&M's subsidiary banks are subject to examination and regulation by the Virginia SCC, the West Virginia Board of Banking and Financial Institutions (the "West Virginia Board of Banking") and the Commissioner of Financial Regulation of the State of Maryland (the "Maryland-CFR"). In addition, the Company and its subsidiary banks are subject to certain minimum capital standards established by the Federal Reserve and the FDIC.

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

REGULATION OF SUBSIDIARY BANKS

GENERAL. All of F&M's subsidiary banks are state-chartered institutions organized under either Virginia, West Virginia, or Maryland law. Seven of the subsidiary banks, F&M Bank-Winchester, F&M Bank-Massanutten, F&M Bank-Richmond, F&M Bank-Central Virginia, F&M Bank-Emporia, F&M Bank-Northern Virginia, and F&M Bank-Peoples are Virginia-chartered institutions regulated and examined by the Virginia SCC. F&M Bank-West Virginia, Inc., is a West Virginia-chartered institutions regulated and examined by the West Virginia Board of Banking. F&M Bank-Allegiance is a Maryland state-chartered bank regulated and examined by the Maryland-CFR.

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

DEPOSIT INSURANCE. The deposits of F&M's subsidiary banks are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC has implemented a risk-related assessment system for deposit insurance premiums and all depository institutions have been assigned to one of nine risk assessment classifications based upon certain capital and supervisory measures. All deposits of F&M's subsidiary banks are subject to the rates of the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits. In 1998, all F&M's banks received a "1A" risk classification rating, the highest possible rating.

REGULATORY CAPITAL REQUIREMENTS. On December 19, 1991, FDICIA was enacted. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized", which terms are each further defined by federal regulations. A depository institution is "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it fails to meet any such measure, "significantly undercapitalized" if it is significantly below any such measure, and "critically undercapitalized" if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to not less than 2.0% of total assets and not more than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2.0% would be higher than such 65% level). An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. In order to be classified as a "well capitalized institution," the institution must have a total risk-based capital ratio of 10% and a leverage ratio of 5%.

       If a depository institution fails to meet regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and, ultimately, require the appointment of a conservator or receiver for the institution. As of December 31, 1998, all F&M's subsidiary banks exceeded the required regulatory capital requirements under FDICIA.

CAPITAL ADEQUACY AND DIVIDENDS. Information on "Capital Adequacy" may be found under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "Capital Resources".

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

ITEM 2. PROPERTIES.

        The principal executive offices of F&M moved January 1, 1998, to 9 Court Square, Winchester, Virginia, a multi-story building complex that is owned free of any encumbrances. The Company operates a total of 119 banking offices (97 in Virginia, 13 in West Virginia, and 9 in Maryland), 66 of which are owned by the Company or one of its subsidiary banks free of any encumbrances, and 54 of which are leased under agreements expiring at various dates, including renewal options. The Company also owns additional office facilities for various of its lending, audit, accounting, and data processing functions. Additional information regarding F&M's lease agreements may be found under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 15."

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company has not submitted any matters to its security holders since its Annual Meeting of Shareholders held April 28, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The following table sets forth the per share high and low last sale prices for the common stock of the Company as reported on the New York Stock Exchange, and the cash dividends declared per share on the Common Stock for the periods indicated:

                                        PRICE RANGE                    CASH
                                   HIGH               LOW             DIVIDENDS
                                   ----               ---             ---------
1997
First Quarter                     22.875             19.625           0.180
Second Quarter                    26.375             19.875           0.180
Third Quarter 30.4375              26.00              0.185
Fourth Quarter                     36.25            28.5625           0.185

1998
First Quarter                      36.25              31.75           0.185
Second Quarter                     34.31              32.00           0.185
Third Quarter 31.56                26.13              0.195
Fourth Quarter                     31.69              25.06           0.195

       At December 31, 1998, there were 21,948,484 shares of Common Stock outstanding held by 8,182 holders of record.

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

       The Company or F&M Bank-Winchester has paid regular cash dividends for more than 56 consecutive years.

       The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from F&M's subsidiary banks. F&M's subsidiary banks are subject to certain legal restrictions on the amount of dividends they are permitted to pay to the Company. At December 31, 1998, F&M's subsidiary banks had available for distribution as dividends to the Company approximately $31.3 million.

ITEM 6.          SELECTED FINANCIAL DATA.

                 Incorporated herein by reference, as Exhibit 13, to page 1 of the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 Incorporated herein by reference, as Exhibit 13, to pages 6 through 26 of the 1998 Annual Report.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                 Incorporated herein by reference, as Exhibit 13, to pages 9 and 12 of the 1998 Annual Report.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 Incorporated herein by reference, as Exhibit 13, to pages 27 through 49 of the 1998 Annual Report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                 None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.         EXECUTIVE COMPENSATION.

ITEM 12.         SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Pursuant to General Instruction G(3), the information called for by Part III, Items 10. through 13., is incorporated herein by reference from the Company's definitive proxy statement, dated March 23, 1999, for the Company's Annual Meeting of Shareholders to be held April 27, 1999, which definitive proxy statement was filed with the Commission pursuant to Rule 14a-6 on March 23, 1999. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I under "EXECUTIVE OFFICERS OF THE REGISTRANT".

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
                 8-K.

(a) The following documents included in Part II of this report are incorporated by reference to the Company's 1998 Annual Report (see
        Exhibit 13):


1.      Financial Statements                                              Pages

        F&M National Corporation and Subsidiaries:
           Consolidated Balance Sheets at December 31, 1998 and 1997       27
           Consolidated Statements of Income for the years
              ended December 31, 1998, 1997, and 1996                      28
           Consolidated Statements of Changes in Shareholders'
              Equity for years ended December 31, 1998, 1997 and 1996 29 Consolidated Statements in Cash Flows for the years
              ended December 31, 1998, 1997 and 1996                       30
           Notes to Consolidated Financial Statements                      31
           Report of Independent Certified Public Accountants              49

2.      Financial Statement Schedules

        All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.      Exhibits.

        (3)
               (i) Registrant's Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registration Statement #33-45717).

               (ii) Registrant's Bylaws (incorporated herein by reference to Exhibit 3.2 to Registration Statement #33-45717).

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

              (iii)   Executive  Severance  Agreements  entered  into  with
                      the Registrant and the following Executive Officers of the Registrant on December 1, 1995: Betty H. Carroll, Alfred B. Whitt, and F. Dixon Whitworth, Jr.; (incorporated herein by reference to Form 10-K/405 for the calendar year ended December 31, 1995, filed with the Commission on March 28, 1996), and Executive Severance Agreement entered into with the Registrant and Charles E. Curtis on April 1, 1996 (incorporated herein by reference to Form 10-K for the calendar year ended December 31, 1996, filed with the Commission on March 19, 1997).

               (iv) Registrant's 1992 Incentive and Non-Qualified Stock Option Plan, as amended and restated February 2, 1998 (incorporated herein by reference to Exhibit 99.0 to Registration Statement #333-63111 filed on September 9,
                      1998).

               (v) Registrant's 1998 Employee Stock Discount Plan (incorporated herein by reference to Exhibit 99.1 to Registration Statement #333-63113 filed on September 9,
                      1998).

        (11) Statement re computation of per share earnings (incorporated by reference as Note 11, page 38, of the 1998 Annual Report to Shareholders filed herewith as Exhibit 13).

        (13) Portions of the 1998 Annual Report to Shareholders for the fiscal year ended December 31, 1998 (filed herewith).

        (21)   Subsidiaries of the Registrant (filed herewith).

        (23) Consent of Yount, Hyde & Barbour, P. C., Certified Public Accountants (filed herewith).

        (27)   Financial Data Schedule (filed herewith).

(b)     Reports on Form 8-K:

        None.

                              SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of March, 1999:

                                     F&M NATIONAL CORPORATION
                                     Winchester, Virginia


                                    /s/ W. M. Feltner
                                        ------------------------------------
                                        W. M. Feltner, Chairman of the Board
                                          and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 10th day of March, 1999:


SIGNATURE                                              TITLE

/s/ W. M. Feltner
    -------------                                Chairman of the Board, Chief
    W. M. FELTNER                                Executive Officer, Director

/s/ Alfred B. Whitt
    ---------------                              Vice Chairman,President, Chief
    ALFRED B. WHITT                              Financial Officer, Director

/s/ Charles E. Curtis                            Vice Chairman, Chief
    -----------------                            Administrative
    CHARLES E. CURTIS                            Officer, Director

/s/ Frank Armstrong, III
    --------------------                         Director
    FRANK ARMSTRONG, III

/s/ William H. Clement
    ------------------
    WILLIAM H. CLEMENT                           Director

/s/ John E. Fernstrom
    -----------------
    JOHN E. FERNSTROM                            Director

/s/ William R. Harris
    -----------------
    WILLIAM R. HARRIS                            Director

/s/ L David Horner, III
    -------------------
    L DAVID HORNER, III                          Director

/s/ Jack R. Huyett
    --------------
    JACK R. HUYETT                               Director

/s/ George L. Romine
    ----------------
    GEORGE L. ROMINE                             Director

/s/ J. D. Shockey, Jr.
    ------------------
    J. D. SHOCKEY, JR.                           Director

/s/ Ronald W. Tydings
    -----------------
    RONALD W. TYDINGS                            Director

/s/ Fred G. Wayland, Jr.
    --------------------
    FRED G. WAYLAND, JR.                         Director