Form 10-Q
period 1999-03-31
F&M NATIONAL CORP
filed 1999-05-13
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1999            Commission File No. 0-5929


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


As of May 7, 1999, there were 22,426,234 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     March 31,       December 31,
                                                     1999            1998
Assets:
   Cash and due from banks                             124,126         164,207
   Interest-bearing deposits in other banks             38,681          38,820
   Securities-held to maturity(market value
     March 31, 1999-$384,390;
     December 31, 1998-$408,399)                       382,039         402,770
   Securities-available for sale
     (market value)                                    385,986         386,150

   Federal funds sold and securities
     purchased under agreements to resell              101,985         113,305

   Loans                                             1,760,252       1,730,114
     Unearned income                                    (2,091)         (2,794)
       Loans (net of unearned income)                1,758,161       1,727,320
     Allowance for loan losses                         (23,054)        (22,646)
       Net loans                                     1,735,107       1,704,674

   Bank premises and equipment, net                     69,791          67,330
   Other assets                                         78,049          72,678

     Total assets                                    2,915,764       2,949,934


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits
     Non-interest bearing                              513,178         552,916
     Interest bearing                                1,938,758       1,935,501
       Total deposits                                2,451,936       2,488,417

   Federal funds purchased and securities
     sold under agreements to repurchase                94,664         103,264

   Other short-term borrowings                          18,282          17,312
   Long-term debt                                       23,787          21,058
   Other liabilities                                    30,251          24,864

       Total liabilities                             2,618,920       2,654,915

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     March 31,       December 31,
                                                     1999            1998

Stockholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                 0               0

   Common stock par value $2.00 per
     share, authorized 30,000,000 shares:
     issued March 31, 1999-22,497,022
     shares; issued December 31,
     1998-22,510,582 shares                             44,994          45,021

   Capital surplus                                      82,624          82,723
   Retained earnings                                   167,858         161,280
   Accumulated other comprehensive income                1,368           5,995

       Total shareholders' equity                      296,844         295,019

Total liabilities and
   shareholders' equity                              2,915,764       2,949,934





See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                          (Unaudited)
                                          For the Three Months Ended
                                          Ended March 31,
                                          1999                   1998

Interest Income:
 Interest and fees on loans                37,075                37,574

 Securities held to maturity:
   Taxable interest income                  5,655                 6,069
   Interest income exempt from
     Federal income taxes                     281                   331
 Securities available for sale:
   Taxable interest income                  5,358                 3,869
   Interest income exempt from
    Federal income taxes                       14                    13
   Dividend income                            230                   215
    Total security interest
     income                                11,538                10,497

 Interest on federal funds sold
   and securities purchased
   under agreements to resell               1,080                 1,643
 Interest on deposits in banks                281                   190
    Total interest income                  49,974                49,904

Interest Expense:
 Interest on deposits                      18,299                19,786
 Interest on short-term
   borrowings                                 845                   962
 Interest on long-term debt                   346                   291
    Total interest expense                 19,490                21,039
    Net interest income                    30,484                28,865

Provision for loan losses                     920                   762
   Net interest income after
    provision for loan losses              29,564                28,103

Other Income:
 Commissions and fees from
   fiduciary activities                       730                   658
 Service charges on deposit
   accounts                                 3,523                 2,897
 Credit card fees                           1,043                   895
 Fees for other customer services           1,601                   803
 Insurance commission                       2,306                 2,213
 Other operating income                     1,006                 1,148
 Profits on securities available
   for sale                                 3,105                    15
 Investment securities gains, net             --                    --
   Total other income                      13,314                 8,629

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                          (Unaudited)
                                          For the Three Months Ended
                                          Ended March 31,
                                          1999                   1998

Other Expenses:
 Salaries and employees'
   benefits                                14,761                12,634
 Net occupancy expense of
   premises                                 2,227                 2,160
 Furniture and equipment expense            1,879                 1,746
 Deposit insurance                             76                    69
 Credit card expense                          767                   635
 Other operating expense                    6,181                 5,711
   Total other expense                     25,891                22,955
    Income before income taxes             16,987                13,777
    Income tax expense                      6,027                 4,745

    Net income                             10,960                 9,032

Average shares:
 Basic                                     22,470                22,531
 Assuming dilution                         22,675                22,792

Earnings per common share:
 Basic                                     $0.49                  $0.40
 Assuming dilution                         $0.48                  $0.40

 Dividends per share                       $0.195                 $0.185




See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(000 OMITTED)
                                                          Accumulated
                                                          Other
                                                          Compre-       Compre-
                          Common   Capital    Retained    hensive       hensive
                          Stock    Surplus    Earnings    Income        Income     Total

Balances -
  January 1, 1998         45,030   84,208     141,173       2,240                  272,651

Comprehensive
  Income:
   Net income                                   9,032                    9,032       9,032
   Other comprehensive
    income net of tax:
  Unrealized gain on
   available-for-sale
   securities                                                               93          93
  Reclassification
   adjustment for
   gains realized
   in net income                                                           (10)        (10)

  Other comprehensive
   income, net of tax                                          83           83
  Total compre-
   hensive income                                                        9,115

Cash dividends                                 (3,779)                              (3,779)

Issuance of authorized
 stock-benefit plans         116    1,810                                            1,926

Balances -
  March 31, 1998          45,146   86,018     146,426       2,323                  279,913

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(000 OMITTED)
                                                          Accumulated
                                                          Other
                                                          Compre-      Compre-
                          Common   Capital    Retained    hensive      hensive
                          Stock    Surplus    Earnings    Income       Income      Total

Balances -
  January 1, 1999         45,021   82,723     161,280       5,995                 295,019

Comprehensive
  Income:
   Net income                                  10,960                  10,960      10,960

Other comprehensive
  income net of tax:
   Unrealized losses
    on available-
    for-sale
    securities                                                         (2,609)      (2,609)

  Reclassification
   adjustment for
   gains realized
   in net income                                                       (2,108)      (2,018)

  Other compre-
   hensive income,
   net of tax                                              (4,627)     (4,627)
  Total compre-
   hensive income                                                       6,333

Cash dividends                                 (4,382)                             (4,382)

Acquisition of
  common stock              (252) (3,330)                                          (3,582)

Issuance of
 stock-benefit plans         225   3,231                                            3,456


Balances -
  March 31, 1999           44,994  82,624     167,858       1,368                 296,844

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Three Months Ended
                                                              March 31,      March 31,
                                                              1999           1998
Cash Flows From Operating Activities
Net income                                                      10,960          9,032
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                1,763          1,625
    Provision for loan losses                                      920            742
    Profit on securities available for sale                     (3,105)           (15)
    Increase in other assets                                      (500)        (1,413)
    Increase in other liabilities                                5,387         (4,175)
    Net cash provided by operating activities                   15,425         14,146

Cash Flows From Investing Activities
  (Increase) decrease in interest-bearing
   deposits in other banks                                         139         (5,772)
  Proceeds from maturities, calls and sales
   of available for sale securities                             82,001         27,088
  Purchase of securities available for sale                    (85,850)       (51,031)
  Proceeds from maturities of investment
   securities                                                   31,038         42,639
  Purchase of investment securities                            (10,307)       (48,538)
  (Increase) decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                    11,320        (34,241)
  Net (increase) decrease in loans                             (33,035)        19,880
  Purchases of bank premises and equipment                      (3,925)        (2,138)
  Proceeds from sale of OREO                                         6          1,934
    Net cash (used in) investing activities                     (8,613)       (50,179)

Cash Flows From Financing Activities
  Net increase (decrease) in noninterest-bearing
   and interest-bearing demand deposits
   and savings accounts                                        (32,799)        47,456
  Net increase (decrease) in certificates
   of deposit                                                   (3,682)         5,866
  Dividends paid                                                (4,382)        (3,779)
  Increase in other short-term borrowings                       (7,630)       (11,136)
  Increase in long-term debt                                     2,729          1,860
  Acquisition of common stock                                   (3,582)           --
  Net proceeds from issuance of common stock                     2,453            752

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Three Months Ended
                                                              March 31,      March 31,
                                                              1999           1998

Net cash provided by financing activities                      (46,893)        41,019

   Increase in cash and
    cash equivalents                                           (40,081)         4,986

Cash and Cash Equivalents
  Beginning                                                    164,207        133,995

  Ending                                                       124,126        138,981


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                                  18,299         19,786
   Interest paid on other short-term
    borrowings                                                     845            962

                                                                19,144         20,748

   Income taxes                                                  6,120          4,131

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1999 - 67,000 shares;
   1998 - 84,680 shares                                          1,003          1,174

  Loan balances transferred to foreclosed
   properties                                                    1,682            782

  Market value adjustment available for
   sale securities                                               7,118           (128)



See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and December 31, 1998, and the results of operations and changes in cash flows for the three months ended March 31, 1999 and 1998. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1998.

The amounts previously reported for the periods presented have been retroactively restated to reflect the acquisitions of Peoples Bank of Virginia on April 1, 1998, The Bank of Alexandria on June 1, 1998, J.V. Arthur, Inc., on April 22, 1998, and Security Bank Corporation on March 22, 1999.

2. The results of operations for the three-month periods ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

3. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of March 31, 1999, are as follows:

                                 March 31, 1999 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                     357,353      3,750        (2,012)      359,091
Obligations of states and
 political subdivisions            23,171        624           (46)       23,749
Corporate securities                1,515         35             0         1,550
                                  382,039      4,409        (2,058)      384,390

F&M's amortized cost and market value of the available for sale securities as of March 31, 1999, are as follows:

                                   March 31, 1999 (000 omitted)
                                                Gross        Gross
                                   Amortized    Unrealized   Unrealized    Market
                                   Cost         Gains        (Losses)      Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                      366,445      3,221        (1,960)       367,706
Obligations of states and
 political subdivisions              1,186          0            (4)         1,182
Corporate securities                 4,425        574             0          4,999
Other                               11,718        381             0         12,099
                                   383,774      4,176        (1,964)       385,986

4.  F&M's loan portfolio is composed of the following:

                                                 March 31,        December 31,
                                                 1999             1998
                                                 (000 Omitted)

Loans Held to Maturity (HTM):
Commercial, financial and agricultural             289,502          288,020
Real estate-construction                           100,511          104,043
Real estate-mortgage                             1,145,027        1,125,741
Consumer loans to individuals                      225,212          212,310
 Total loans                                     1,760,252        1,730,114
Less: Unearned income                               (2,091)          (2,794)
       Allowance for loan losses                   (23,054)         (22,646)
Loans, net                                       1,735,107        1,704,674

F&M had $11,873,000 in loans in a non-accrual category at March 31, 1999.

5.  Reserve for Loan Losses:

                                                 March 31,        December 31,
                                                 1999             1998
                                                 (000 Omitted)
Balance at January 1                             22,647           22,115
Provision charged to operating expense              920            5,541
Recoveries added to the reserve                     206              779
Loan losses charged to the reserve                 (719)          (5,789)
Balance at end of period                         23,054           22,646

6.  Earnings and dividends paid per share:

                             March 31, 1999               March 31, 1997
                                             Per                        Per
                                             Share                      Share
                             Shares          Amount       Shares        Amount
Basic EPS                    22,470,000      0.49         22,531,000    0.40

Effective of
dilutive securities:
 Stock options                  205,000                      261,000
Diluted EPS                  22,675,000      0.48         22,792,000    0.40

7. Peoples Bank of Virginia ("PBVA") and the Corporation entered into a Definitive Agreement and Plan of Reorganization, dated as of December 21, 1997, and a related Plan of Merger (collectively, the "Merger Agreement"). This transaction was consummated and the merger became effective on April 1, 1998. Under the terms of the Merger Agreement, PBVA was merged with F&M Bank-Richmond and each share of common stock of PBVA outstanding immediately prior to consummation of the Merger was exchanged, in a tax-free exchange, for 2.58 shares of common stock of F&M, with cash being paid in lieu of issuing fractional shares.

8. The Bank of Alexandria ("BOA") and the Corporation entered into a Definitive Agreement and Plan of Reorganization, dated as of December 12, 1998, and related Plan of Merger (collectively, the "Merger Agreement"). This transaction was consummated and became effective on June 1, 1998. Under the terms of the Merger Agreement, BOA was merged with F&M Bank-Northern Virginia and each share of common stock of BOA outstanding immediately prior to consummation of the Merger was exchanged, in a tax-free exchange, for 0.942 shares of common stock of F&M, with cash being paid in lieu of issuing fractional shares.

9. On April 22, 1998, J. V. Arthur, Inc. ("JVA") and the Corporation announced an agreement of affiliation. JVA is an insurance agency located in Winchester, Virginia, which offers a full line of insurance products. The affiliation was effective April 30, 1998.

10. On January 7, 1999, Shomo & Lineweaver, Inc. and J.V. Arthur, Inc., ("JVA") merged to form F&M Insurance Agency, Inc., a wholly-owned subsidiary of F&M Bank-Winchester.

11. Security Bank ("Security") and the Corporation entered into an agreement, dated as of November 10, 1998, for the affiliation of Security Bank Corporation, Manassas, Virginia, with the Corporation. This transaction was consummated and became effective on March 22, 1999. Under the terms of the agreement, Security Bank (Security's banking subsidiary) was merged with and into F&M Bank-Northern Virginia (a bank subsidiary of F&M). Each share of Security common stock outstanding immediately prior to consummation of the Merger was exchanged, in a tax-free exchange, for 0.653 shares of common stock of F&M, with cash being paid in lieu of issuing fractional shares. Security also granted F&M an option, exercisable under certain circumstances, to acquire 191,300 shares of Security's common stock (subject to adjustment).

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F&M National Corporation and Subsidiaries as of March 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of F&M National Corporation and Subsidiaries as of December 31, 1998, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
May 12, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F&M" or the "Corporation").

FINANCIAL CONDITION

Total assets on March 31, 1999, were $2.916 billion, up $126.0 million or 4.5% from $2.790 billion at March 31, 1998. Total assets at December 31, 1998, were $2.950 billion. For the first three months of 1998, total assets averaged $2.874 billion, 4.6% above the first three months of 1998 average of $2.748 billion.

Total loans, net of unearned income, amounted to $1.758 billion at March 31, 1999, an increase of $98.3 million or 5.9% from $1.660 billion at March 31, 1998. At December 31, 1998, total loans, net, were $1.727 billion. Total loans (net) as a percent of total assets were 60.3% at March 31, 1999, as compared to 59.5% at March 31, 1998, and 58.6% at December 31, 1998. Net loan volume for the first three months of 1999 increased $30.8 million as compared to an decrease of $21.2 million for the first three months of 1998. Loan volume increased as a result of a robust, thriving economy in all markets served by F&M.

On March 31, 1999, the securities portfolio totalled $768.0 million, which was $59.1 million or 8.3% higher than the year before and $20.9 million or 2.7% lower than at December 31, 1998. In the first three months of 1999, as funds became available, they were primarily utilized for funding loans rather than investing in securities. Funds that were invested in the securities portfolio were invested in U.S. government and U.S. agency securities in an effort to balance the asset risk portfolio. Federal funds sold and securities purchased under agreements to resell were $102.0 million on March 31, 1999, $11.3 million or 10.0% lower than $113.3 million outstanding at December 31, 1998. Federal funds sold are one-day sales of funds to large regional correspondent banks. It is anticipated that as interest rates improve, these funds will be invested in higher yielding financial instruments.

The market value of available for sale ("AFS") securities according to FASB 115 at March 31, 1999, was $386.0 million as compared to $289.4 million at March 31, 1998. F&M has increased the investment in AFS securities as a result of attractive rates and the high quality of U.S. Government securities. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes reflected in Stockholders' Equity was $1.4 million at March 31, 1999, a decrease from the first quarter 1998 of $2.3 million.

Total deposits increased $75.6 million or 3.2% to $2.452 billion at March 31, 1999, compared to one year earlier. At December 31, 1998, total deposits were $2.488 billion. Noninterest-bearing deposits declined $39.7 million during the first quarter 1999 as a result of the cyclical nature of the real estate market and withdrawals by customers for other investment needs. Interest-bearing deposits increased $3.3 million in the first quarter 1999. F&M offers attractive, yet competitive, rates that are set to maintain a fair net interest margin.

Long-term debt was $23.8 million at March 31, 1999, as compared to $19.0 million at March 31, 1998, and $21.1 million at year end 1998. Long-term debt consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low-income housing.

RESULTS OF OPERATIONS

Net income for the first three months of 1999 amounted to $11.0 million, increasing $2.0 million or 21.4% from $9.0 million for the first three months of 1998. The yield on interest-earning assets was 7.74% for the first three months of 1999 as compared to 8.04% for the first three months of 1998, and the yield on interest-bearing deposits was 3.85% for the first three months of 1999 as compared to 4.14% for the first three months of 1998.

Return on average assets was 1.55% for the first three months of 1999, compared with 1.31% for the same period in 1998 and 1.29% for the year 1998. F&M's return on average equity was 14.97% for the first three months of 1999, 12.95% for the first three months of 1998, and 12.73% for the year ended 1998.

Net interest income totaled $30.5 million for the first three months of 1999, a $1.6 million or 5.6% increase over F&M's performance for the first three months of 1998. The net interest margin on a Federal tax equivalent basis for the first three months of 1999 was 4.70%, up 3 basis points from 4.67% for the first three months of 1998. The increase in net interest margin is the effect of lower interest costs related to deposits.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $28.5 million at March 31, 1999, a decrease of $100 thousand or 0.3% from $28.6 million at December 31, 1998. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at March 31, 1999, and December 31, 1998, were $12.1 million, or 0.7% of total loans. Included in nonperforming loans are $7.6 million in loans considered impaired where management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At March 31, 1999, impaired loans totaled $14.9 million upon which an allowance of $3.3 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of March 31, 1999, was $148 thousand. The average balance of impaired loans for the first three months of 1999 was $14.9 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $3.6 million at March 31, 1999, and $2.0 million at December 31, 1998.


Foreclosed properties consists of 35 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At March 31, 1999, foreclosed properties were $16.4 million as compared to $16.0 million at December 31, 1998.

The allowance for loan losses has increased to $23.1 million at March 31, 1999, as compared to $22.6 million at year end 1998. The allowance for loan losses increased $408 thousand in the first three months of 1999 as compared to $201 thousand for the first three months of 1998. The amount provided for loan losses in 1999 and 1998 is an amount, in management's judgment, sufficient for the risk associated with the loan portfolio. The ratio of allowance for loan losses to total loans was 1.31% at March 31, 1999, as compared to 1.34% at March 31, 1998, and 1.31% at year-end 1998.

Total noninterest income increased $4.7 million or 54.3% from $8.6 million for the first three months of 1998 to $13.3 million for the first three months of 1999. For the first three months of 1999, gains realized on securities available for sale were $3.1 million or 23.3% of total noninterest income, whereas, for the first three months of 1998 securities gains were $15 thousand or 0.2% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer. Credit card fees were $1.0 million for the first three months of 1999, up $148 thousand or 16.5% over the first three months of 1998 as a result of marketing efforts to attract new credit card customers.

Insurance commission income for the first three months of 1999 was $2.3 million, up $93 thousand from the first three months of 1998 primarily as a result of increased business activity of F&M Insurance Agency, whose primary sources of revenue are derived from selling insurance policies to customers. Revenues from fees for other customer services increased $798 thousand or 99.4% from $803 thousand for the first three months of 1998 to $1.6 million for the first three months of 1999 primarily as a result of fees charged customers in the secondary market. Other operating income decreased $142 thousand, down from $1.1 million for the first three months of 1998 to $1.0 million for the first three months of 1999. The decline in other operating income is a seasonal decline in other fees and charges and is not seen as a trend that will continue.

Total noninterest expenses increased $2.9 million or 12.8% from $23.0 million for the first three months of 1998 to $25.9 million for the first three months of 1999. Salary expense increased $2.1 million or 16.8% from $12.6 million for the first three months of 1998 to $14.8 million for the first three months of 1999 as a result of increases in salaries and benefits. The cost of net occupancy expense has increased $67 thousand or 3.1% to $2.2 million for the first three months of 1999, as a result of acquiring new branches and remodeling older branches. Furniture and equipment expense has increased $133 thousand or 7.6% from $1.7 million for the first three months of 1998 to $1.9 million for the first three months of 1999, which reflects an increase in the acquisition of new furniture, equipment, and computer software. Inherent in furniture and equipment expenses, F&M is testing, replacing, and upgrading computer equipment and software in order to be ready for Year 2000. Deposit insurance was $76 thousand for the first three months of 1999. Credit card expense was up $132 thousand or 20.8% from $635 thousand for the first three months of 1998 to $767 thousand for the first three months of 1999 as a result of direct marketing and offering new products. Other operating expense increased $470 thousand from $5.7 million for the first three months of 1998 to $6.2 million for the first three months of 1999.

Income taxes increased $1.3 million or 27.0% from $4.7 million for the first three months of 1998 to $6.0 million for the first three months of 1999. The increase in income taxes is the result of greater amounts of income subject to income taxes.

ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans, which has a positive impact on net income.

Total loan charge offs less recoveries amounted to $512 thousand for the first three months of 1999, representing a ratio of net charge offs to total average loans, net of unearned income of 0.12%, annualized. This compares to 1998 twelve-month net charge-offs of $5.0 million, or 0.30% of average loans.

As of March 31, 1999, loans on non-accrual basis amounted to $11.9 million, or 0.7% of total loans, net of unearned discount, down from $19.1 million for the same period 1998. Loans 90 days or more past due and still accruing totaled $3.6 million, or 0.20% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At March 31, 1999, the potential problem loans were $5.8 million and included four lending relationships with principal balance in excess of $500,000. Those four lending relationships had an aggregate principal balance outstanding of $3.8 million.

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

F&M's risk-based capital position at March 31, 1999 was $285.7 million, or 15.6% of risk-weighted assets, for Tier I capital and $309.0 million, or 16.8% for total risk based capital.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the FASB issued FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information." FASB No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement became effective in 1998. The Corporation does not have any segments that meet the disclosure requirements under this statement.

In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." FASB Statement No. 65, as amended, requires that, after securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement is effective beginning in 1999.

YEAR 2000 ("Y2K")

THE PROBLEM


The impact the century date change will have on date-sensitive computer programs worldwide is one of the biggest challenges ever faced by the business world. On older computers, memory and storage space were limited and expensive. In most cases, only the last two digits of the year (99) were used, with the century (19) being implied. At the turn of the century, some computers may recognize the year "00" as 1900 instead of 2000, causing problems ranging from minor inaccuracies to systems failures. F&M is committed to achieving Year 2000 readiness well in advance of the millennium change. It is F&M's goal to continue to deliver uninterrupted and unparalleled service into the 21st century and beyond.

In 1998, F&M has estimated that costs of addressing Year 2000 issues was 1.6% of 1998 earnings (or 0.02% of assets), which was immaterial when considering the size of the Corporation. Year 2000 costs in 1999 and 2000 are also expected to be immaterial. The projections of total costs of F&M's Year 2000 project and the expected completion dates are based on F&M's best estimates, which are necessarily based in part on assumptions of future events including the continued availability of adequate resources and completion of third party modification plans. There can be no guarantee that these estimates will be achieved; actual results could differ from the Corporation's current estimates. Specific risk factors that might cause material differences include, but are not limited to, the availability and cost of personnel with adequate programming skills and the ability to locate and correct all relevant computer codes. The inability to control the actions and plans of vendors and suppliers, customers, government entities, and other third parties with respect to Year 2000 issues are associated risks.

F&M has long recognized that the Year 2000 issue is a multifaceted one. Corporate management and technical teams have been working steadily on all related aspects of business that could be affected. F&M has been scrutinized by regulatory authorities to ensure that it is proceeding with a prudent plan of action for Year 2000 readiness and are keeping its customers informed.

YEAR 2000 PROJECT PHASES

In 1997, F&M and its affiliates began to develop a comprehensive plan to ensure that the Corporation would be ready for the millennium change. This plan encompassed five phases:

Phase I - Organizational Awareness

The Year 2000 Task Force will make certain that the strategic importance of Year 2000 as a business objective is understood by the Board of Directors, senior management, officers, and employees of all affiliates.

Phase II - Assessing Actions and Developing Detailed Plans

The Year 2000 Task Force will create a
detailed inventory covering centralized and decentralized hardware, software, and networks, as well as equipment with embedded computer chips and logic. The inventory can include items such as HVAC systems, vaults, security equipment, and elevators.

Phase III - Renovating Systems, Applications, and Equipment

During this phase, the necessary upgrade of operating system applications, hardware, and equipment take place. In addition, contingency plans are developed identifying alternate approaches if renovations of current software, hardware and equipment lag behind or fail after January 1, 2000.

Phase IV - Validating the Renovations through Testing

In this phase, F&M will develop and coordinate detailed test schedules with correspondents, vendors, and customers to ensure Year 2000 preparedness. This phase is critical and encompasses both corrected applications and those applications already determined to be compliant.

Phase V - Implementation

Implementation requires careful planning to make sure that interrelated applications are coordinated as to when they go into production. This phase also includes monitoring of systems throughout 1999 and into 2000 to ensure date functions and interdependencies work properly.

"MISSION CRITICAL" SYSTEM TESTING

F&M's "mission critical" system was developed from initial design and tested in 1998 as Year 2000 ready by its vendor, Kirchman Corporation. In addition, the Kirchman Corporation received Year 2000 Certification from the ITAA (Information Technology Association of America) during 1998. Foresight and commitment to serving F&M's customers has, in many ways, kept F&M one step ahead of the Year 2000 issue.


F&M made great strides on this project during 1998 and are continuing to do so in 1999. Test plans have been completed, testing strategies have been developed, and a second phase of testing has begun. F&M has installed its own separate certification test environment to ensure that F&M will have the ability to roll into 2000 without impact.

F&M is running multiple compliance tests to affirm that all applications interface properly under future-date simulated conditions. F&M expects to complete Phase I through Phase IV testing in the second quarter of 1999.

F&M places a high priority on the service provided to customers, and is working diligently to ensure the continued operation of essential business functions. The Corporation is on schedule and confident that F&M will make a smooth transition into the Year 2000.

CONTINGENCY PLAN

Simultaneous to the testing of its mission critical systems, F&M will prepare alternate solutions through a business resumption contingency plan to mitigate potential risks on January 1, 2000. This contingency plan will be developed for all core business functions and their supporting information technology systems and will include trigger dates for implementation of alternative solutions. Core business risks will be prioritized based upon greater risk posed to the institution. The contingency plans will identify financial and human resources necessary for their execution. In addition, it will contain a business risk assessment that identifies potential disruptions on the bank's operations, the minimum acceptable level of services, the strategies and resources available to restore system or business operations, and the processes and equipment needed for the institution to function at an adequate level.

The risk of failure is not limited to F&M's internal information system. The institution depends on data provided by its business partners, correspondent banks, Federal Reserve Bank, and other third parties. F&M also depends on vendors from which telecommunications, software, and other services are provided. Finally, F&M depends on services provided by the public infrastructure including power, water, transportation, and voice and data telecommunications. F&M's contingency plans address these concerns and provided for alternate solutions should Year 2000-related infrastructure problems develop, ensuring that our institution can operate at an acceptable level.

WORST-CASE YEAR 2000 SCENARIOS

Until the Year 2000 event actually occurs and for a period of time thereafter, there can be no assurance that there will be no problems related to Year 2000. The Year 2000 technology challenge is an unprecedented event. If Year 2000 issues are not adequately addressed by the Corporation and third parties, the Corporation could face, among other things, business disruptions, operational problems, financial losses, legal liability, and similar risks, and the Corporation's business, results of operations and financial position could be materially adversely affected.

The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues. As a result, there may be increases in the Corporation's problem loans and credit losses in future years. In addition, the Corporation may be subject to increased liquidity risks associated with deposit withdrawals. It is not, however, possible to quantify the potential impact of any such risks or losses at this time.

FDIC INSURANCE

FDIC-insured deposits are completely safe. FDIC insurance is a constant, a given, a guarantee you can literally bank on. If a bank were to experience Year 2000 problems and, in the worst case, were unable to operate, the FDIC will be there to protect insured deposits, as it has been for all 65 years of the FDIC's existence. No depositor has ever lost a cent of insured funds at an FDIC-insured bank or savings institution.

"First and foremost, the FDIC wants consumers to know that insured deposits are safe, and that deposit insurance will not be affected by the century date change," says Sandy Cormenetz, the Y2K Project Manager for the FDIC's Legal Division in Washington. "We also want people to know as much as possible about the Year 2000 problem - to know what it is, and what is not. That way peoples can separate accurate information from scare stories." (Source: FDIC Consumer News, Fall 1998).

The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including, without limitation, anticipated costs, the dates by which the Corporation expects to complete remediation and testing of systems and contingency planning, and the impact of the re-deployment of existing staff, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third-party vendors and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to: the availability and cost of personnel trained in this area; the ability to identify and convert all relevant systems; results of Year 2000 testing; adequate resolution of Year 2000 issues by governmental agencies, businesses or other third parties that are service providers, suppliers, borrowers or customers of the Corporation; unanticipated system costs; the need to replace hardware; the adequacy of and ability to implement contingency plans; and similar uncertainties. The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events.

The foregoing Year 2000 discussion constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information reported as of December 31, 1998, in Form 10-K.

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

(a)  Exhibits:

      (2)  Plan of Acquisition, Reorganization, Arrangement,
           Liquidation, or Succession - not applicable.

      (3)  (i)  Articles of Incorporation - not applicable.
           (ii) By-laws - not applicable.

      (4)  Instruments Defining the Rights of Security Holders
           Including Indentures - not applicable.

     (10)  Material Contracts.

           Incorporated herein by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1998, filed with the Commission on March 23, 1999, under Exhibit 10.

     (11)  Statement re Computation of Per Share Earnings.

           Incorporated herein by reference to Note 11, page 38, of Registrant's 1998 Annual Report to Shareholders filed as
           Exhibit 13 to Form 10-K for the year ended December 31, 1998, filed with the Commission on March 30, 1999.

     (15) Letter re Unaudited Interim Financial Information - not applicable.

     (18)  Letter re change in accounting principles - not applicable.

     (19)  Reports furnished to security holders.

           Incorporated herein by reference to Registrant's 1998 Notice of Annual Meeting and Proxy Statement dated March 23, 1999, filed with the Commission on March 23, 1999.

     (22) Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable.

     (23)  Consent of Experts and Counsel - not applicable.

     (24)  Power of Attorney - not applicable.

     (27)  Financial Data Schedules - Included herein as Exhibit 27.


     (99)  Additional Exhibits - None.


(b)  Reports on Form 8-K.

     (1) March 22, 1999, for event of March 22, 1999, under ITEM 5. to report the consummation of the merger of Security Bank Corpration with F&M National Corporation, resulting in the merger of Security Bank with and into F&M Bank-Northern Virginia, a banking subsidiary of F&M National Corporation.

     (2) April 15, 1999, for event of April 14, 1999, under ITEM 5. to report authorization by the Registrant's Board of Directors for management to purchase 250,000 additional shares of the Registrant's common stock on the open market.




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


Date:  May 13, 1999