Form 10-Q
period 1999-06-30
F&M NATIONAL CORP
filed 1999-08-11
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1999             Commission File No. 0-5929


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


As of July 31, 1999, there were 22,349,134 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     June 30,        December 31,
                                                     1999            1998
Assets:
   Cash and due from banks                             122,017         164,207
   Interest-bearing deposits in other banks             34,735          38,820
   Securities-held to maturity(market value
     June 30, 1999-$420,788;
     December 31, 1998-$408,399)                       425,252         402,770
   Securities-available for sale
     (market value)                                    399,057         386,150

   Federal funds sold and securities
     purchased under agreements to resell               39,168         113,305

   Loans                                             1,775,286       1,730,114
     Unearned income                                    (1,584)         (2,794)
       Loans (net of unearned income)                1,773,702       1,727,320
     Allowance for loan losses                         (22,816)        (22,646)
       Net loans                                     1,750,886       1,704,674

   Bank premises and equipment, net                     71,092          67,330
   Other assets                                         77,931          72,678

     Total assets                                    2,920,138       2,949,934


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits
     Non-interest bearing                              562,044         552,916
     Interest bearing                                1,898,115       1,935,501
       Total deposits                                2,460,159       2,488,417

   Federal funds purchased and securities
     sold under agreements to repurchase                98,504         103,264

   Other short-term borrowings                          18,351          17,312
   Long-term debt                                       28,176          21,058
   Other liabilities                                    23,330          24,864

       Total liabilities                             2,628,520       2,654,915


F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     June 30,        December 31,
                                                     1999            1998

Stockholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                 0               0

   Common stock par value $2.00 per
     share, authorized 30,000,000 shares:
     issued June 30, 1999-22,342,716
     shares; issued December 31,
     1998-22,510,582 shares                             44,685          45,021

   Capital surplus                                      78,309          82,723
   Retained earnings                                   172,236         161,280
   Accumulated other comprehensive income               (3,612)          5,995

       Total shareholders' equity                      291,618         295,019

Total liabilities and
   shareholders' equity                              2,920,138       2,949,934





See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                           (Unaudited)            (Unaudited)
                                           For the Six            For the Three
                                           Months Ended           Months Ended
                                           June 30,               June 30,
                                           1999        1998       1999        1998

Interest Income:
 Interest and fees on loans                 74,580      75,349     37,506      37,775

 Securities held to maturity:
  Taxable interest income                   11,321      12,270      5,666       6,201
  Interest income exempt from
   Federal income taxes                        532         681        264         350
 Securities available for sale:
  Taxable interest income                   11,007       8,109      5,635       4,240
  Interest income exempt from
   Federal income taxes                         27          26         13          13
  Dividend income                              465         448        234         233
   Total security interest income           23,352      21,534     11,812      11,037

 Interest on federal funds sold
  and securities purchased
  under agreements to resell                 2,058       3,428        978       1,785
 Interest on deposits in banks                 629         469        348         279
   Total interest income                   100,619     100,780     50,644      50,876

Interest Expense:
 Interest on deposits                       36,468      39,761     18,167      19,975
 Interest on short-term
  borrowings                                 1,794       1,959        950         997
 Interest on long-term debt                    742         490        396         199
   Total interest expense                   39,004      42,210     19,513      21,171
   Net interest income                      61,615      58,570     31,131      29,705

Provision for loan losses                    2,021       1,540      1,101         778
  Net interest income after
   provision for loan losses                59,594      57,030     30,030      28,927

Other Income:
 Commissions and fees from
  fiduciary activities                       1,456       1,310        726         652
 Service charges on deposit
  accounts                                   7,314       6,192      3,791       3,295
 Credit card fees                            2,201       1,910      1,158       1,016
 Fees for other customer services            3,621       1,555      2,020         752
 Insurance commissions                       4,516       4,277      2,210       2,064
 Other operating income                      2,306       2,048      1,300         901
 Profits on securities available
  for sale                                   3,112         203          7         187
 Investment securities gains, net                1           1          1           0
  Total other income                        24,527      17,496     11,213       8,867

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                           (Unaudited)            (Unaudited)
                                           For the Six            For the Three
                                           Months Ended           Months Ended
                                           June 30,               June 30,
                                           1999        1998       1999        1998

Other Expenses:
 Salaries and employees'
  benefits                                  30,255      26,136     15,494      13,502
 Net occupancy expense of
  premises                                   4,445       4,136      2,218       1,976
 Furniture and equipment expense             3,412       3,578      1,533       1,832
 Deposit insurance                             153         152         77          83
 Credit card expense                         1,710       1,377        943         742
 Other operating expense                    12,160      11,771      5,979       6,060
  Total other expense                       52,135      47,150     26,244      24,195
   Income before income taxes               31,986      27,376     14,999      13,599
   Income tax expense                       11,389       9,551      5,362       4,806

   Net income                               20,597      17,825      9,637       8,793

Average shares:
 Basic                                      22,447      22,523     22,423      22,493
 Assuming dilution                          22,650      22,724     22,625      22,792

Earnings per common share:
   Basic                                     $0.92       $0.79      $0.43       $0.39
   Assuming dilution                         $0.91       $0.78      $0.43       $0.38

   Dividends per share                       $0.430      $0.370     $0.235      $0.185




See Accompanying Notes to Consolidated Financial Statements


F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (000
OMITTED)
                                                          Accumulated
                                                          Other
                                                          Compre-       Compre-
                          Common   Capital    Retained    hensive       hensive
                          Stock    Surplus    Earnings    Income        Income     Total

Balances -
  January 1, 1998         45,030   84,208     141,173       2,240                  272,651

Comprehensive
  Income:
   Net income                                  17,825                   17,825      17,825
   Other comprehensive
    income net of tax:
  Unrealized gain on
   available-for-sale
   securities                                                              703         703
  Reclassification
   adjustment for
   gains realized
   in net income                                                         (132)        (132)

  Other comprehensive
   income, net of tax                                         835          835
  Total compre-
   hensive income                                                       19,495

Cash dividends                                 (7,826)                              (7,826)
Acquisition of common
  stock                     (201)  (3,058)                                          (3,259)
Issuance of authorized
 stock-benefit plans         180    2,325                                            2,505

Balances -
  June 30, 1998           45,009   83,475     151,172       3,075                  282,731

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (000
OMITTED)
                                                          Accumulated
                                                          Other
                                                          Compre-      Compre-
                          Common   Capital    Retained    hensive      hensive
                          Stock    Surplus    Earnings    Income       Income      Total

Balances -
  January 1, 1999         45,021   82,723     161,280       5,995                 295,019

Comprehensive
  Income:
   Net income                                  20,597                   20,597     20,597

Other comprehensive
  income net of tax:
   Unrealized losses
    on available-
    for-sale
    securities                                                          (7,553)     (7,553)

  Less: Reclassification
   adjustment for
   gains realized
   in net income                                                        (2,054)     (2,054)

  Other compre-
   hensive income,
   net of tax                                              (9,607)      (9,607)
  Total compre-
   hensive income                                                       10,990

Cash dividends                                 (9,641)                             (9,641)

Acquisition of
  common stock              (580) (7,744)                                          (8,324)

Issuance of
 stock-benefit plans         244   3,330                                            3,574


Balances -
  June 30, 1999            44,685  78,309     172,236      (3,612)                291,618

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Six Months Ended
                                                              June 30,       June 30,
                                                              1999           1998
Cash Flows From Operating Activities
Net income                                                      20,597         17,825
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                3,606          3,223
    Provision for loan losses                                    2,021          1,540
    Profit on securities available for sale                     (3,112)          (203)
    Profit on securities held to maturity                           (1)            (1)
    (Increase) decrease in other assets                            366           (316)
    Increase (decrease) in other liabilities                    (1,534)           973
    Net cash provided by operating activities                   21,943         23,041

Cash Flows From Investing Activities
  (Increase) decrease in interest-bearing
   deposits in other banks                                       4,085           (449)
  Proceeds from maturities, calls and sales
   of available for sale securities                            112,645         82,525
  Purchase of securities available for sale                   (136,995)      (125,367)
  Proceeds from maturities of investment
   securities                                                   47,678         81,304
  Purchase of investment securities                            (70,160)       (92,446)
  (Increase) decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                    74,137        (38,863)
  Net (increase) decrease in loans                             (50,491)           258
  Purchases of bank premises and equipment                      (6,781)        (3,995)
  Proceeds from sale of other real estate owned                  2,004          2,012
    Net cash (used in) investing activities                    (23,878)       (95,021)

Cash Flows From Financing Activities
  Net increase (decrease) in noninterest-bearing
   and interest-bearing demand deposits
   and savings accounts                                         (3,501)        99,017
  Net (decrease) in certificates
   of deposit                                                  (31,759)       (10,730)
  Dividends paid                                                (9,641)        (7,827)
  Increase (decrease) in other
   short-term borrowings                                        (3,721)         5,894
  Increase (decrease) in long-term debt                          7,118           (529)
  Acquisition of common stock                                   (8,324)        (3,259)
  Net proceeds from issuance of common stock                     2,571          1,298

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Six Months Ended
                                                              June 30,       June 30,
                                                              1999           1998


Net cash provided by financing activities                      (40,255)        83,864

   Increase in cash and
    cash equivalents                                           (42,190)        11,884

Cash and Cash Equivalents
  Beginning                                                    164,207        133,995

  Ending                                                       122,017        145,879


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                                  36,041         36,664
   Interest paid on other short-term
    borrowings                                                   1,794          1,945

                                                                37,835         38,609

   Income taxes                                                 12,280         12,810

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1999 - 67,000 shares;
   1998 - 84,680 shares                                          1,003          1,261

  Loan balances transferred to foreclosed
   properties                                                    2,258          3,637

  Market value adjustment available for
   sale securities                                              14,556          1,292



See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and December 31, 1998, and the results of operations and changes in cash flows for the six months ended June 30, 1999 and 1998. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1998.

The amounts previously reported for the periods presented have been retroactively restated to reflect the acquisition of Security Bank Corporation on March 22, 1999.

2. The results of operations for the six-month periods ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

3. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of June 30, 1999, are as follows:

                                 June 30, 1999 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                     400,926      1,780        (6,483)      396,223
Obligations of states and
 political subdivisions            23,012        319          (100)       23,231
Corporate securities                1,314         21            (1)        1,334
                                  425,252      2,120        (6,584)      420,788

F&M's amortized cost and market value of the available for sale securities as of June 30, 1999, are as follows:

                                   June 30, 1999 (000 omitted)
                                                Gross        Gross
                                   Amortized    Unrealized   Unrealized    Market
                                   Cost         Gains        (Losses)      Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                      386,232      1,923        (7,776)       380,379
Obligations of states and
 political subdivisions              1,134         24            (3)         1,155
Corporate securities                 4,892         10             0          4,902
Other                               12,461        160             0         12,621
                                   404,719      2,117        (7,779)       399,057

4.  F&M's loan portfolio is composed of the following:

                                                 June 30,         December 31,
                                                 1999             1998
                                                 (000 Omitted)

Commercial, financial and agricultural             288,392          288,020
Real estate-construction                            97,668          104,043
Real estate-mortgage                             1,156,030        1,125,741
Consumer loans to individuals                      233,196          212,310
 Total loans                                     1,775,286        1,730,114
Less: Unearned income                               (1,584)          (2,794)
       Allowance for loan losses                   (22,816)         (22,646)
Loans, net                                       1,750,886        1,704,674

F&M had $10,197,000 in loans in a non-accrual category at June 30, 1999.

5.  Reserve for Loan Losses:

                                                 June 30,         December 31,
                                                 1999             1998
                                                 (000 Omitted)
Balance at January 1                             22,646           22,115
Provision charged to operating expense            2,021            5,541
Recoveries added to the reserve                     407              779
Loan losses charged to the reserve               (2,258)          (5,789)
Balance at end of period                         22,816           22,646

6.  Earnings and dividends paid per share:

                             June 30, 1999                June 30, 1998
                                             Per                        Per
                             (in 000s)       Share        (in 000s)     Share
                             Shares          Amount       Shares        Amount
Basic EPS                    22,447          0.92         22,493        0.79

Effective of
dilutive securities:
 Stock options                  203                          231
Diluted EPS                  22,650          0.91         22,724        0.78

7. Security Bank ("Security") and the Corporation entered into an agreement, dated as of November 10, 1998, for the affiliation of Security Bank Corporation, Manassas, Virginia, with the Corporation. This transaction was subject to the approval of regulatory authorities and shareholders of Security. Under the terms of the agreement, Security Bank exchanged all of its shares of common stock for approximately 643,000 shares of the Corporation's common stock. The transaction qualified as a tax-free exchange and was accounted for as a pooling of interests. The merger was consummated and become effective as of the close of business on March 22, 1999.

8. In 1997, the FASB issued FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information." FASB No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement became effective in 1998. The Corporation does not have any segments that meet the disclosure requirements under this statement.




INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F&M National Corporation and Subsidiaries as of June 30, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
August 11, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F&M" or the "Corporation").

FINANCIAL CONDITION

Total assets on June 30, 1999, were $2.920 billion, up $81.2 million or 2.9% from $2.839 billion at June 30, 1998. Total assets at December 31, 1998, were $2.950 billion. For the first six months of 1998, total assets averaged $2.895 billion, 4.4% above the first six months 1998 average of $2.773 billion.

Total loans, net of unearned income, amounted to $1.774 billion at June 30, 1999, an increase of $97.8 million or 5.8% from $1.676 billion at June 30, 1998. At December 31, 1998, total loans, net, were $1.727 billion. Total loans (net) as a percent of total assets were 60.7% at June 30, 1999, as compared to 59.0% at June 30, 1998, and 58.6% at December 31, 1998. Net loan volume for the first six months of 1999 increased $46.4 million as compared to an decrease of $5.2 million for the first six months of 1998. Loan volume increased as a result of a robust, thriving economy in all markets served by F&M.

On June 30, 1999, the securities portfolio totaled $824.3 million, which was $89.9 million or 12.2% higher than the year before and $35.4 million or 4.5% higher than at December 31, 1998. Funds invested in the securities portfolio were invested in U. S. Government and U. S. Agency securities in an effort to balance the asset risk portfolio between available-for-sale and held-to-maturity securities. Federal funds sold and securities purchased under agreement to resell were $39.2 million at June 30, 1999, $74.1 million or 65.4% lower than $113.3 million outstanding at December 31, 1998. Federal funds sold are one-day sales of funds to large regional correspondent banks and are the lowest earning pool of interest-earning funds. Federal funds have decreased due to funding demand for loans and the acquisition of investment securities.

The market value of available for sale ("AFS") securities according to FASB 115 at June 30, 1999, was $399.1 million as compared to $309.7 million at June 30, 1998. F&M increased the investment in AFS securities as a result of attractive rates and the high quality of U.S. Government securities. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes reflected in Stockholders' Equity was $(3.6) million at June 30, 1999, a decrease from June 30, 1998 of $9.6 million. The decline in the market value of available-for-sale securities below book value is a temporary market condition and is not indicative of a deterioration of asset rating or quality.

Total deposits increased $48.8 million or 2.0% to $2.460 billion at June 30, 1999, compared to one year earlier. At December 31, 1998, total deposits were $2.488 billion. Noninterest-bearing deposits increased $52.9 million or 10.4% from $509.1 million at June 30, 1998, to $562.0 million at June 30, 1999. Interest-bearing deposits decreased $4.1 million or 0.2% from $1.902 billion at June 30, 1998, to $1.898 billion at June 30, 1999. Some F&M customers have shifted deposits from interest-bearing to non-interest bearing in favor of the available liquid position. Customers appear to be awaiting higher yields in anticipation of an increase in interest rates by the Federal Reserve. F&M offers attractive, yet competitive, rates that are set to maintain a fair net interest margin.

Long-term debt was $28.2 million at June 30, 1999, up $11.5 million or 69.0% as compared to $16.7 million at June 30, 1998. Long-term debt was $21.1 million at year-end 1998. Long-term debt consists of borrowed funds from Federal Home Loan Banks that are lent to eligible bank customers for a period of 10 to 15 years for low-income housing.

RESULTS OF OPERATIONS

Net income for the first six months of 1999 amounted to $20.6 million, increasing $2.8 million or 15.6% from $17.8 million for the first six months of 1998. The yield on interest-earning assets was 7.70% for the first six months of 1999 as compared to 8.15% for the first six months of 1998 and the yield on interest-bearing deposits was 3.82% for the first six months of 1999 as compared to 4.21% for the first six months of 1998.

Return on average assets was 1.43% for the first six months of 1999, compared with 1.30% for the same period in 1998 and for the year 1998. F&M's return on average equity was 14.01% for the first six months of 1999, 12.70% for the first six months of 1998, and 12.73% for the year ended 1998.

Net interest income totaled $61.6 million for the first six months of 1999, a $3.0 million or 5.2% increase over F&M's performance for the first six months of 1998. The net interest margin on a Federal tax equivalent basis for the first six months of 1999 was 4.69%, down 11 basis points from 4.80% for the first six months of 1998. The decrease in net interest margin is primarily the effect of lower yield related to interest-earning assets.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $25.2 million at June 30, 1999, a decrease of $3.4 million or 11.9% from $28.6 million at December 31, 1998. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at June 30, 1999, were $10.4 million or 0.6% of total loans. Nonperforming loans at December 31, 1998, were $12.1 million. Also included in nonperforming loans are loans considered impaired for which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At June 30, 1999, impaired loans totaled $15.4 million upon which an allowance of $2.8 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of June 30, 1999, was $627 thousand. The average balance of impaired loans for the first six months of 1999 was $14.9 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $2.6 million at June 30, 1999, and $2.0 million at December 31, 1998.

Foreclosed properties consists of 37 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At June 30, 1999, foreclosed properties were $14.8 million as compared to $16.5 million at December 31, 1998.

The allowance for loan losses has increased to $22.8 million at June 30, 1999, as compared to $22.6 million at year end 1998. The allowance for loan losses increased $170 thousand in the first six months of 1999 as compared to $271 thousand for the first six months of 1998. The amount provided for loan losses in 1999 and 1998 is an amount, in management's judgment is sufficient for the risk associated with the loan portfolio. The ratio of allowance for loan losses to total loans was 1.29% at June 30, 1999, as compared to 1.34% at June 30, 1998, and 1.31% at year-end 1998.

Total noninterest income increased $7.0 million or 40.2% from $17.5 million for the first six months of 1998 to $24.5 million for the first six months of 1999. For the first six months of 1999, gains realized on securities available for sale were $3.1 million or 12.7% of total noninterest income, whereas, for the first six months of 1998 securities gains were $204 thousand or 1.2% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer. Credit card fees were $2.2 million for the first six months of 1999, up $291 thousand or 15.2% over the first six months of 1998 as a result of marketing efforts to attract new credit card customers.

Insurance commission income for the first six months of 1999 was $4.5 million, up $239 thousand from the first six months of 1998 primarily as a result of increased business activity of F&M's insurance agencies, whose primary sources of revenue are derived from selling insurance policies to customers. Revenues from fees for other customer services increased $2.1 million or 132.9% from $1.6 million for the first six months of 1998 to $3.6 million for the first six months of 1999 primarily as a result of fees charged customers in the secondary market. Other operating income increased $258 thousand or 12.6%, up from $2.0 million for the first six months of 1998 to $2.3 million for the first six months of 1999. The increase in other operating income is a seasonal variation in other fees and charges.

Total noninterest expenses increased $5.0 million or 10.8% from $47.2 million for the first six months of 1998 to $52.1 million for the first six months of 1999. Salary expense increased $4.1 million or 15.8% from $26.1 million for the first six months of 1998 to $30.3 million for the first six months of 1999 as a result of employing additional personnel, certain employees who are paid on a commission basis, and increases in salaries and benefits. The cost of net occupancy expense has increased $309 thousand or 7.5% to $4.4 million for the first six months of 1999, as a result of acquiring new branches and remodeling older branches. Furniture and equipment expense has decreased $166 thousand or 4.6% from $3.6 million for the first six months of 1998 to $3.4 million for the first six months of 1999, which reflects an reduction in the acquisition of new furniture, equipment, and computer software. Deposit insurance was $153 thousand for the first six months of 1999. Credit card expense was up $333 thousand or 24.2% from $1.4 million for the first six months of 1998 to $1.7 million for the first six months of 1999 as a result of direct marketing. Other operating expense increased $389 thousand from $11.8 million for the first six months of 1998 to $12.2 million for the first six months of 1999.

Income taxes increased $1.8 million or 19.2% from $9.6 million for the first six months of 1998 to $11.4 million for the first six months of 1999. The increase in income taxes is the result of greater amounts of income subject to income taxes.

ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans, which has a positive impact on net income.

Total loan charge offs less recoveries amounted to $1.9 million for the first six months of 1999, representing a ratio of net charge offs to total average loans, net of unearned income of 0.21%, annualized. This compares to 1998 twelve-month net charge-offs of $5.0 million, or 0.30% of average loans.

As of June 30, 1999, loans on non-accrual basis amounted to $10.2 million, or 0.6% of total loans, net of unearned discount, down from $18.4 million for the same period 1998. Loans 90 days or more past due and still accruing totaled $2.6 million, or 0.15% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At June 30, 1999, the potential problem loans were $15.1 million and included four lending relationships with principal balance in excess of $500,000. Those four lending relationships had an aggregate principal balance outstanding of $4.5 million.

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

F&M's risk-based capital position at June 30, 1999 was $285.7 million, or 15.4% of risk-weighted assets, for Tier I capital and $308.9 million, or 16.7% for total risk based capital.

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

In 1998, F&M estimated that costs of addressing Year 2000 issues was 1.6% of 1998 earnings (or 0.02% of assets), which was immaterial when considering the size of the Corporation. Year 2000 costs in 1999 and 2000 are also expected to be immaterial. The projections of total costs of F&M's Year 2000 project and the expected completion dates are based on F&M's best estimates, which are necessarily based in part on assumptions of future events including the continued availability of adequate resources and completion of third party modification plans. There can be no guarantee that these estimates will be achieved; actual results could differ from the Corporation's current estimates. Specific risk factors that might cause material differences include, but are not limited to, the availability and cost of personnel with adequate programming skills and the ability to locate and correct all relevant computer codes. The inability to control the actions and plans of vendors and suppliers, customers, government entities, and other third parties with respect to Year 2000 issues are associated risks.

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

F&M made great strides on this project during 1998 and in 1999. Test plans have been completed and strategies developed. F&M has installed its own separate certification test environment to ensure that F&M will have the ability to roll into 2000 without impact. F&M is has performed multiple compliance tests to affirm that all applications interface properly under future-date simulated conditions. F&M has completed Phase I through Phase IV testing.

F&M places a high priority on the service provided to customers, and is working diligently to ensure the continued operation of essential business functions. The Corporation is on schedule and confident that F&M will make a smooth transition into the Year 2000.

CONTINGENCY PLAN

Simultaneous to the testing of its mission critical systems, F&M has prepared alternate solutions through a business resumption contingency plan to mitigate potential risks on January 1, 2000. This contingency plan was developed for all core business functions and their supporting information technology systems and includes trigger dates for implementation of alternative solutions. Core business risks will be prioritized based upon greater risk posed to the institution. The contingency plan identifies financial and human resources necessary for their execution. In addition, it contains a business risk assessment that identifies potential disruptions on the bank's operations, the minimum acceptable level of services, the strategies and resources available to restore system or business operations, and the processes and equipment needed for the institution to function at an adequate level.

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

     (1)   None





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


Date:  August 11, 1999