Form 10-Q
period 1999-09-30
F&M NATIONAL CORP
filed 1999-11-10
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1999        Commission File No. 0-5929


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


 As of October 26, 1999, there were 22,984,240 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     Sept. 30,       December 31,
                                                     1999            1998
Assets:
   Cash and due from banks                             123,273         164,207
   Interest-bearing deposits in other banks              2,426          38,820
   Securities-held to maturity(market value
     September 30, 1999-$435,921;
     December 31, 1998-$408,399)                       443,066         402,770
   Securities-available for sale
     (market value)                                    390,773         386,150

   Federal funds sold and securities
     purchased under agreements to resell               63,000         113,305

   Loans                                             1,773,314       1,730,114
     Unearned income                                    (1,207)         (2,794)
       Loans (net of unearned income)                1,772,107       1,727,320
     Allowance for loan losses                         (23,065)        (22,646)
       Net loans                                     1,749,042       1,704,674

   Bank premises and equipment, net                     71,288          67,330
   Other assets                                         79,390          72,678

     Total assets                                    2,922,258       2,949,934


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits
     Non-interest bearing                              534,585         552,916
     Interest bearing                                1,915,487       1,935,501
       Total deposits                                2,450,072       2,488,417

   Federal funds purchased and securities
     sold under agreements to repurchase               102,205         103,264

   Other short-term borrowings                          25,135          17,312
   Long-term debt                                       25,661          21,058
   Other liabilities                                    27,861          24,864

       Total liabilities                             2,630,934       2,654,915


F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     Sept. 30,       December 31,
                                                     1999            1998

Stockholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                 0               0

   Common stock par value $2.00 per
     share, authorized 30,900,000 shares:
     issued September 30, 1999-22,987,678
     shares; issued December 31,
     1998-22,510,582 shares                             45,975          45,021

   Capital surplus                                      94,813          82,723
   Retained earnings                                   156,771         161,280
   Accumulated other
    comprehensive income (loss)                         (6,235)          5,995

       Total shareholders' equity                      291,324         295,019

Total liabilities and
   shareholders' equity                              2,922,258       2,949,934





See Accompanying Notes to Consolidated Financial Statements


F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                           (Unaudited)            (Unaudited)
                                           For the Nine           For the Three
                                           Months Ended           Months Ended
                                           Sept. 30,              Sept. 30,
                                           1999        1998       1999        1998

Interest Income:
 Interest and fees on loans                112,257     113,536     37,677      38,187

 Securities held to maturity:
  Taxable interest income                   17,492      18,668      6,171       6,398
  Interest income exempt from
   Federal income taxes                        789         958        257         277
 Securities available for sale:
  Taxable interest income                   16,890      12,443      5,883       4,334
  Interest income exempt from
   Federal income taxes                         41          38         14          12
  Dividend income                              731         658        266         210
   Total security interest income           35,943      32,765     12,591      11,231

 Interest on federal funds sold
  and securities purchased
  under agreements to resell                 2,448       4,817        390       1,389
 Interest on deposits in banks               1,144         889        515         420
   Total interest income                   151,792     152,007     51,173      51,227

Interest Expense:
 Interest on deposits                       54,356      59,387     17,888      19,626
 Interest on short-term
  borrowings                                 2,445       2,951        651         992
 Interest on long-term debt                  1,228         766        486         276
   Total interest expense                   58,029      63,104     19,025      20,894
   Net interest income                      93,763      88,903     32,148      30,333

Provision for loan losses                    2,814       2,995        793       1,455
  Net interest income after
   provision for loan losses                90,949      85,908     31,355      28,878

Other Income:
 Commissions and fees from
  fiduciary activities                       2,158       1,969        702         659
 Service charges on deposit
  accounts                                  11,202       9,717      3,888       3,525
 Credit card fees                            3,448       2,996      1,247       1,086
 Fees for other customer services            6,140       2,270      2,519         715
 Insurance commissions                       6,947       6,568      2,431       2,291
 Other operating income                      3,556       2,258      1,250         210
 Profits on securities available
  for sale                                   3,112         742          0         539
 Investment securities gains, net                1           1          0           0
  Total other income                        36,564      26,521     12,037       9,025

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                           (Unaudited)            (Unaudited)
                                           For the Nine           For the Three
                                           Months Ended           Months Ended
                                           Sept. 30,              Sept. 30,
                                           1999        1998       1999        1998

Other Expenses:
 Salaries and employees'
  benefits                                  45,963      38,879     15,708      12,743
 Net occupancy expense of
  premises                                   6,685       6,273      2,240       2,137
 Furniture and equipment expense             5,403       5,378      1,991       1,800
 Deposit insurance                             223         219         70          67
 Credit card expense                         2,701       2,269        991         892
 Other operating expense                    18,777      17,905      6,617       6,134
  Total other expense                       79,752      70,923     27,617      23,773
   Income before income taxes               47,761      41,506     15,775      14,130
   Income tax expense                       16,759      14,420      5,370       4,869

   Net income                               31,002      27,086     10,405       9,261

Average shares:
 Basic                                      23,082      23,196     23,007      23,190
 Assuming dilution                          23,268      23,404     23,158      23,404

Earnings per common share:
   Basic                                     $1.34       $1.17      $0.45       $0.40
   Assuming dilution                         $1.33       $1.16      $0.45       $0.40

   Dividends per share                       $0.665      $0.565     $0.235      $0.195




See Accompanying Notes to Consolidated Financial Statements


F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(000 OMITTED)
                                                         Accumulated
                                                         Other
                                                         Compre-        Compre-
                          Common   Capital    Retained   hensive        hensive
                          Stock    Surplus    Earnings   Income         Income     Total

Balances -
  January 1, 1998         45,030   84,208     141,173       2,240                  272,651

Comprehensive
  Income:
   Net income                                  27,086                   27,086      27,086
   Other comprehensive
    income-net of tax:
  Unrealized gain on
   available-for-sale
   securities                                                            2,971       2,971
  Reclassification
   adjustment for
   gains realized
   in net income                                                         (482)        (482)

  Other comprehensive
   income, net of tax                                       2,489        2,489
  Total compre-
   hensive income                                                       29,575

Cash dividends                                (12,096)                             (12,096)
Acquisition of common
  stock                     (204)  (3,118)                                          (3,322)
Issuance of authorized
 stock-benefit plans         217    2,456                                            2,673

Balances -
  September 30, 1998      45,043   83,546     156,163       4,729                  289,481

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(000 OMITTED)
                                                         Accumulated
                                                         Other
                                                         Compre-       Compre-
                          Common   Capital    Retained   hensive       hensive
                          Stock    Surplus    Earnings   Income(Loss)             Income
Total

Balances -
  January 1, 1999         45,021   82,723     161,280       5,995                 295,019

Comprehensive
  Income:
   Net income                                  31,002                   31,002     31,002

Other comprehensive
  income net of tax:
   Unrealized losses
    on available-
    for-sale
    securities                                                         (10,207)    (10,207)

   Reclassification
    adjustment for
    gains realized
    in net income                                                       (2,023)     (2,023)

   Other compre-
    hensive income,
    net of tax                                            (12,230)     (12,230)
     Total compre-
      hensive income                                                    18,772

Cash dividends                                (14,881)                            (14,881)
Stock dividends            1,339   19,291     (20,630)                                  0
Acquisition of
  common stock              (837) (11,657)                                        (12,494)

Issuance of
 stock-benefit plans         452    4,456                                           4,908


Balances -
  September 30, 1999       45,975  94,813     156,771      (6,235)                291,324

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Nine Months Ended
                                                              Sept. 30,      Sept. 30,
                                                              1999           1998
Cash Flows From Operating Activities
Net income                                                      31,002         27,086
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                5,175          4,960
    Provision for loan losses                                    2,814          2,995
    Profit on securities available for sale                     (3,112)          (742)
    Profit on securities held to maturity                           (1)            (1)
    Increase in other assets                                      (257)        (1,759)
    Increase in other liabilities                                2,997          2,041
    Net cash provided by operating activities                   38,618         34,580

Cash Flows From Investing Activities
  (Increase) decrease in interest-bearing
   deposits in other banks                                      36,394        (33,176)
  Proceeds from maturities, calls and sales
   of available for sale securities                            134,784        124,538
  Purchase of securities available for sale                   (155,110)      (146,833)
  Proceeds from maturities of investment
   securities                                                   64,947        133,599
  Purchase of investment securities                           (105,242)      (150,838)
  Decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                    50,305         13,059
  Net increase in loans                                        (50,175)       (36,245)
Purchases of bank premises and equipment                        (8,260)        (6,569)
  Proceeds from sale of other real estate owned                  3,253          2,410
    Net cash (used in) investing activities                    (29,104)      (100,055)

Cash Flows From Financing Activities
  Net increase in noninterest-bearing
   and interest-bearing demand deposits
   and savings accounts                                            341         80,203
  Net decrease in certificates
   of deposit                                                  (38,686)       (32,753)
  Dividends paid                                               (14,881)       (12,096)
  Increase in other
   short-term borrowings                                         6,764         14,560
  Increase in long-term debt                                     4,603          4,368
  Acquisition of common stock                                  (12,494)        (3,322)
  Net proceeds from issuance of common stock                     3,905          1,467


F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Nine Months Ended
                                                              Sept. 30,      Sept. 30,
                                                              1999           1998


Net cash provided by (used in)
  financing activities                                         (50,448)        52,427

   Decrease in cash and
    cash equivalents                                           (40,934)       (13,048)

Cash and Cash Equivalents
  Beginning                                                    164,207        135,040

  Ending                                                       123,273        121,992


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                                  57,980         55,937
   Interest paid on other short-term
    borrowings                                                   2,445          3,698

                                                                60,425         59,635

   Income taxes                                                 16,761         13,762

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   1999 - 67,000 shares;
   1998 - 84,680 shares                                          1,003          1,308

  Loan balances transferred to foreclosed
   properties                                                    2,993          3,161

  Market value adjustment available for
   sale securities                                             (18,815)         3,830

  Common stock issued for 3%
   stock dividend                                              (20,630)            --




See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and December 31, 1998, and the results of operations and changes in cash flows for the nine months ended September 30, 1999 and 1998. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1998.

The amounts previously reported for the periods presented have been retroactively restated to reflect the acquisition of Security Bank Corporation on March 22, 1999. The transaction was accounted for under the pooling of interests method.

2.  The results of operations for the nine-month periods ended
September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

3. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of September 30, 1999, are as follows:

                                 September 30, 1999 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                     418,996      1,463        (8,710)      411,749
Obligations of states and
 political subdivisions            22,756        214          (130)       22,840
Corporate securities                1,314         19            (1)        1,332
                                  443,066      1,696        (8,841)      435,921

F&M's amortized cost and market value of the available for sale securities as of September 30, 1999, are as follows:

                                   September 30, 1999 (000 omitted)
                                                Gross        Gross
                                   Amortized    Unrealized   Unrealized    Market
                                   Cost         Gains        (Losses)      Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                      381,271      1,103        (10,849)      371,525
Obligations of states and
 political subdivisions              1,134          5             (7)        1,132
Corporate securities                 5,656          0            (94)        5,562
Other                               12,239        315              0        12,554
                                   400,300      1,423        (10,950)      390,773

4.  F&M's loan portfolio is composed of the following:

                                                 September 30,    December 31,
                                                 1999             1998
                                                 (000 Omitted)

Commercial, financial and agricultural             286,339          288,020
Real estate-construction                           107,991          104,043
Real estate-mortgage                             1,143,099        1,125,741
Consumer loans to individuals                      235,885          212,310
 Total loans                                     1,773,314        1,730,114
Less: Unearned income                               (1,207)          (2,794)
       Allowance for loan losses                   (23,065)         (22,646)
Loans, net                                       1,749,042        1,704,674

F&M had $9,637,000 in loans in a non-accrual category at September
30, 1999.

5.  Reserve for Loan Losses:

                                                 September 30,    December 31,
                                                 1999             1998
                                                 (000 Omitted)
Balance at January 1                             22,646           22,115
Provision charged to operating expense            2,814            5,541
Recoveries added to the reserve                     607              779
Loan losses charged to the reserve               (3,002)          (5,789)
Balance at end of period                         23,065           22,646

6.  Earnings per common share:

                             September 30, 1999           September 30, 1998
                                             Per                        Per
                             (in 000s)       Share        (in 000s)     Share
                             Shares          Amount       Shares        Amount
Basic EPS                    23,082          1.34         23,196        1.17

Effective of
dilutive securities:
 Stock options                  186                          208
Diluted EPS                  23,268          1.33         23,404        1.16

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

8. F&M, on August 11, 1999, declared a 3% stock dividend payable on October 26, 1999, to shareholders of record on September 24, 1999. F&M will issue approximately 669,544 shares of common stock with cash being paid in lieu of fractional shares.

9. On October 6, 1999, F&M and The State Bank of the Alleghenies ("State Bank"), Covington, Virginia, announced that their respective Boards of Directors have approved a definitive agreement for the affiliation of State Bank with F&M. Under terms of the agreement, F&M would exchange the number of its shares of common stock whose aggregate market value determined as of the date of closing equals $18.00, subject to a maximum of 0.651 and a minimum of 0.554 shares of F&M stock being exchanged for each shares of State Bank stock. The transaction has an indicated value of approximately $53.3 million and is intended to qualify as a tax-free exchange and be accounted for as a pooling of interests. At June 30, 1999, State Bank reported total assets of approximately $155.6 million and total stockholders' equity of approximately $17.1 million. The transaction is expected to be completed in the first quarter of 2000.






INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F&M National Corporation and Subsidiaries as of September 30, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
November 10, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F&M" or the "Corporation").

FINANCIAL CONDITION

Total assets on September 30, 1999, were $2.922 billion, up $102.8 million or 3.6% from $2.819 billion at September 30, 1998. Total assets at December 31, 1998, were $2.950 billion. For the first nine months of 1999, total assets averaged $2.904 billion, 4.3% above the first nine months 1998 average of $2.785 billion.

Total loans, net of unearned income, amounted to $1.772 billion at September 30, 1999, an increase of $60.7 million or 3.6% from $1.711 billion at September 30, 1998. At December 31, 1998, total loans, net, were $1.727 billion. Total loans (net) as a percent of total assets were 60.6% at September 30, 1999, as compared to 60.7% at September 30, 1998, and 58.6% at December 31, 1998. Net loan volume for the first nine months of 1999 increased $44.8 million as compared to $30.3 million for the first nine months of 1998. Loan volume increased as a result of a robust, thriving economy in all markets served by F&M.

On September 30, 1999, the securities portfolio totaled $833.8 million, which was $110.7 million or 15.3% higher than September 30, 1998, and $44.9 million or 5.7% higher than at December 31, 1998. Funds invested in the securities portfolio were invested in U. S. Government and U. S. Agency securities in an effort to balance the asset risk portfolio between available-for-sale and held-to-maturity securities. Federal funds sold and securities purchased under agreement to resell were $63.0 million at September 30, 1999, $50.3 million or 44.4% lower than $113.3 million outstanding at December 31, 1998. Federal funds sold are one-day sales of funds to large regional correspondent banks and are the lowest earning pool of interest-earning funds. Federal funds have decreased due to funding demand for loans and the acquisition of investment securities.

The market value of available for sale ("AFS") securities according to FASB 115 at September 30, 1999, was $390.8 million as compared to $292.2 million at September 30, 1998. F&M increased the investment in AFS securities as a result of attractive rates and the high quality of U.S. Government securities. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes reflected in Stockholders' Equity was $(6.2) million at September 30, 1999, a decrease from September 30, 1998 of $10.9 million. Recent increases in interest rates by the Federal Reserve has a converse relationship to the market rates in the investment portfolio contributing to the decline in market value of securities. The decline in the market value of available-for-sale securities below book value is a temporary market condition and is not indicative of a deterioration of asset rating or quality.


Total deposits increased $79.6 million or 3.4% to $2.450 billion at September 30, 1999, compared to one year earlier. At December 31, 1998, total deposits were $2.488 billion. Noninterest-bearing deposits increased $44.5 million or 9.1% from $490.1 million at September 30, 1998, to $534.6 million at September 30, 1999. Interest-bearing deposits increased $35.1 million or 1.9% from $1.880 billion at September 30, 1998, to $1.915 billion at September 30, 1999. F&M customers are balancing the liquidity of a demand deposit position with investing in short-term time deposits in anticipation of the possibility of higher interest rates in the near term by the Federal Reserve. F&M offers attractive, yet competitive, rates that are set to maintain a fair net interest margin.

Long-term debt was $25.7 million at September 30, 1999, up $4.1 million or 19.0% as compared to $21.6 million at September 30, 1998. Long-term debt was $21.1 million at year-end 1998. Long-term debt consists of borrowed funds from Federal Home Loan Banks that supports loans to eligible bank customers for a period of 10 to 15 years for low-income housing.

RESULTS OF OPERATIONS

Net income for the first nine months of 1999 amounted to $31.0 million, increasing $3.9 million or 14.5% from $27.1 million for the first nine months of 1998. The yield on interest-earning assets was 7.68% for the first nine months of 1999 as compared to 8.14% for the first nine months of 1998 and the yield on interest-bearing deposits was 3.77% for the first nine months of 1999 as compared to 4.46% for the first nine months of 1998.

Return on average assets was 1.43% for the first nine months of 1999, compared with 1.30% for the same period in 1998 and for the year 1998. F&M's return on average equity was 14.02% for the first nine months of 1999, 12.79% for the first nine months of 1998, and 12.73% for the year ended 1998.

Net interest income totaled $93.8 million for the first nine months of 1999, a $4.9 million or 5.5% increase over F&M's performance for the first nine months of 1998. The net interest margin on a Federal tax equivalent basis for the first nine months of 1999 was 4.71%, down 11 basis points from 4.82% for the first nine months of 1998. The decrease in net interest margin is primarily the effect of lower yield related to interest-earning assets.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $22.3 million at September 30, 1999, a decrease of $6.3 million or 22.0% from $28.6 million at December 31, 1998. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at September 30, 1999, were $9.9 million or 0.6% of total loans, down $2.2 million from $12.1 million at December 31, 1998. Nonperforming loans are those loans where, in the opinion of management, the full collection of principal or interest is unlikely.

FASB 114 defines impaired loans as all loans excluding personal real estate and consumer loans about which there is doubt as to the ability of the customer to meet their contractual obligations.

                                             September 30, 1999

     Commercial nonaccrual loans                   $ 4,674
     Commercial accrual loans                       11,951
     Total impaired loans                          $16,625

At September 30, 1999, impaired loans totaled $16.6 million upon which an allowance of $3.2 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of September 30, 1999, was $1.0 million. The average balance of impaired loans for the first nine months 1999 was $15.6 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $4.3 million at September 30, 1999, and $2.0 million at December 31, 1998.

Foreclosed properties consists of 26 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At September 30, 1999, foreclosed properties were $11.1 million as compared to $16.5 million at December 31, 1998.

The allowance for loan losses has increased to $23.1 million at September 30, 1999, as compared to $22.6 million at year end 1998. The allowance for loan losses increased $419 thousand in the first nine months of 1999 as compared to $319 thousand for the first nine months of 1998. The amount provided for loan losses in 1999 and 1998 is an amount, in management's judgment is sufficient for the risk associated with the loan portfolio. The ratio of allowance for loan losses to total loans was 1.30% at September 30, 1999, as compared to 1.31% for both September 30, 1998 and year-end 1998.

Total noninterest income increased $8.1 million or 30.5% from $26.5 million for the first nine months of 1998 to $36.6 million for the first nine months of 1999. For the first nine months of 1999, gains realized on securities available for sale were $3.1 million or 8.5% of total noninterest income, whereas, for the first nine months of 1998 securities gains were $743 thousand or 2.8% of total noninterest income. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer.

Credit card fees were $3.4 million for the first nine months of 1999, up $452 thousand or 15.1% over the first nine months of 1998 as a result of marketing efforts to attract new credit card customers and additional customer activity. Insurance commission income for the first nine months of 1999 was $6.9 million, up $379 thousand from the first nine months of 1998 primarily as a result of increased business activity of F&M's insurance agencies, whose primary sources of revenue are derived from selling insurance policies to customers. Revenues from fees for other customer services increased $3.9 million or 170.5% from $2.3 million for the first nine months of 1998 to $6.1 million for the first nine months of 1999 primarily as a result of fees charged customers in the secondary market. Other operating income increased $1.3 million or 57.5%, up from $2.3 million for the first nine months of 1998 to $1.6 million for the first nine months of 1999. The increase in other operating income is a seasonal variation in other fees and charges.

Total noninterest expenses increased $8.8 million or 12.5% from $70.9 million for the first nine months of 1998 to $79.8 million for the first nine months of 1999. Salary expense increased $7.1 million or 18.2% from $38.9 million for the first nine months of 1998 to $46.0 million for the first nine months of 1999 as a result of employing additional personnel due to branch expansion, certain employees who are paid on a commission basis, and increases in costs associated with salaries and benefits. The cost of net occupancy expense has increased $412 thousand or 6.6% to $6.7 million for the first nine months of 1999, as a result of acquiring new branches and remodeling older branches. Furniture and equipment expense increased $25 thousand or 0.5% from $5.4 million for the first nine months of 1999, which is reflective of higher 1998 costs related to equipment and software upgrades. Deposit insurance was $223 thousand for the first nine months of 1999, which approximated the cost of the first nine months of 1998. Credit card expense was up $432 thousand or 19.0% from $2.3 million for the first nine months of 1998 to $2.7 million for the first nine months of 1999 as a result of direct marketing and additional card customer activity. Other operating expense increased $872 thousand from $17.9 million for the first nine months of 1998 to $18.8 million for the first nine months of 1999.

Income taxes increased $2.4 million or 16.2% from $14.4 million for the first nine months of 1998 to $16.8 million for the first nine months of 1999. The increase in income taxes is the result of greater amounts of income subject to income taxes.

ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans, which has a positive impact on net income.

Total loan charge offs less recoveries amounted to $2.4 million for the first nine months of 1999, representing a ratio of net charge offs to total average loans, net of unearned income of 0.18%, annualized. This compares to 1998 twelve-month net charge-offs of $5.0 million, or 0.30% of average loans.

As of September 30, 1999, loans on non-accrual basis amounted to $9.6 million, or 0.5% of total loans, net of unearned discount, down from $15.3 million for the same period 1998. Loans 90 days or more past due and still accruing totaled $4.3 million, or 0.24% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At September 30, 1999, the potential problem loans were $16.7 million and included seven lending relationships with principal balance in excess of $500,000. Those seven lending relationships had an aggregate principal balance outstanding of $9.8 million.

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

F&M's risk-based capital position at September 30, 1999 was $286.9 million, or 15.5% of risk-weighted assets, for Tier I capital and $310.0 million, or 16.7% for total risk based capital.

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

In 1998, F&M estimated that costs of addressing Year 2000 issues was 1.6% of 1998 earnings (or 0.02% of assets), which was immaterial when considering the size of the Corporation. Year 2000 costs in 1999 have been immaterial and for the year 2000 are also expected to be immaterial. The projections of total costs of F&M's Year 2000 project and the expected completion dates are based on F&M's best estimates, which are necessarily based in part on assumptions of future events including the continued availability of adequate resources and completion of third party modification plans. There can be no guarantee that these estimates will be achieved; actual results could differ from the Corporation's current estimates. Specific risk factors that might cause material differences include, but are not limited to, the availability and cost of personnel with adequate programming skills and the ability to locate and correct all relevant computer codes. The inability to control the actions and plans of vendors and suppliers, customers, government entities, and other third parties with respect to Year 2000 issues are associated risks.

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

YEAR 2000 PROJECT PHASES

In 1997, F&M and its affiliates began to develop a comprehensive plan to ensure that the Corporation would be ready for the millennium change. This plan encompassed five phases:

Phase I - Organizational Awareness

The Year 2000 Task Force made certain that the strategic importance of Year 2000 as a business objective is understood by the Board of Directors, senior management, officers, and employees of all affiliates.

Phase II - Assessing Actions and Developing Detailed Plans

The Year 2000 Task Force created a detailed inventory covering centralized and decentralized hardware, software, and networks, as well as equipment with embedded computer chips and logic. The inventory included items such as HVAC systems, vaults, security equipment, and elevators.

Phase III - Renovating Systems, Applications, and Equipment

During this phase, the necessary upgrade of operating system applications, hardware, and equipment took place. In addition, contingency plans were developed identifying alternate approaches if renovations of current software, hardware and equipment lag behind or fail after January 1, 2000.

Phase IV - Validating the Renovations through Testing

In this phase, F&M developed and coordinated detailed test schedules with correspondents, vendors, and customers to ensure Year 2000 preparedness. This critical phase encompassed both corrected applications and those applications already determined to be compliant.

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

F&M made great strides on this project during 1998 and in 1999. Test plans have been completed and strategies developed. F&M has installed its own separate certification test environment to ensure that F&M will have the ability to roll into 2000 without impact. F&M has performed multiple compliance tests to affirm that all applications interface properly under future-date simulated conditions. F&M has completed Phase I through Phase IV testing.

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

     (22) Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable.

     (23)  Consent of Experts and Counsel - not applicable.

     (24)  Power of Attorney - not applicable.

     (27)  Financial Data Schedules - Included herein as Exhibit 27.

     (99)  Additional Exhibits - None.


(b)  Reports on Form 8-K.

     (1) August 26, 1999, for event of August 11, 1999, under ITEM 5. to report a 3% stock dividend to shareholders of record September 24, 1999, payable October 26, 1999.

     (2)   October 4, 1999, for event of September 24, 1999, under ITEM
           5. to report an amendment in the Articles of Incorporation of the Registrant to increase the number of authorized shares of capital stock from 35,000,000 by 900,000 shares, to 35,900,000, which consists of 30,900,000 shares of common stock and 5,000,000 shares of preferred stock.

     (3) October 7, 1999, for event of October 6, 1999, to announce the approval of a definitive agreement for the affiliation of the Registrant with The State Bank of the Alleghenies, Covington, Virginia.





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

Date:  November 10, 1999