Form 10-K
period 1999-12-31
F&M NATIONAL CORP
filed 2000-03-29
CIK 34125

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X    No
      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by the non-affiliates of the Registrant. The aggregate market value is computed by reference to the closing price of such stock as reported by the New York Stock Exchange on February 28, 2000:
$ 524,192,934.00

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 28, 2000:   24,934,076

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999, are incorporated by reference in Parts II and IV hereof; and
(2) Portions of Registrant's 2000 Proxy Statement dated March 24, 2000, are incorporated by reference in Part III hereof.

                                    PART I

ITEM 1.  BUSINESS.

(a)  GENERAL DEVELOPMENT OF BUSINESS

     The following is a summary of the major developments in F&M's business since January 1, 1999 (F&M National Corporation is referred to herein as "F&M" or the "Company"):

     On February 1, 1999, F&M Bank-West Virginia opened a branch office at Wal-Mart, Foxcroft Avenue, Martinsburg, West Virginia.

     On March 22, 1999, Security Bank Corporation ("Security"), Manassas, Virginia, merged with and into F&M Bank-Northern Virginia. Each share of common stock of Security outstanding immediately prior to consummation of the merger was exchanged, in a tax-free exchange, for 0.653 shares of F&M common stock with cash being paid in lieu of issuing fractional shares. The merger was accounted for as a pooling of interests. At December 31, 1998, Security had total assets of $61.2 million, total loans of $34.3 million, total deposits of $52.4 million and total shareholders' equity of $7.9 million.

     On March 22, 1999, F&M Bank-Northern Virginia opened branch offices at the following locations: 13927 Jefferson Davis Highway, Woodbridge, Virginia; 7801 Sudley Road, Manassas, Virginia; and 8780 Centreville Road, Centreville, Virginia.

     On April 1, 1999, F&M Bank-Northern Virginia closed a branch office at 7900 Sudley Road, Catharpin, Virginia and on April 5, 1999 opened a branch office at 4665 Sudley Road, Catharpin, Virginia.

     On June 1, 1999, F&M Bank-Richmond opened a branch office at 600 East Main Street, Richmond, Virginia and closed a branch office at 209 West Franklin Street, Richmond, Virginia.

     On July 1, 1999, F&M Bank-Richmond opened a branch office at 11900 Chester Village Drive, Chester, Virginia

     On July 25, 1999, F&M Bank-Richmond closed a branch office at 4310 West Hundred Road, Chester, Virginia.

     On August 10, 1999, F&M Bank-Winchester ("Winchester") acquired loans, deposits, property, plant and equipment that was formerly a bank branch of Wachovia Bank Corporation located at 126 Fairfax Pike, Stephens City, Virginia. The acquisition was accounted for as a purchase transaction. The new branch of Winchester opened on August 19, 1999.

     On August 18, 1999, F&M Bank-Northern Virginia opened a branch office at 4736 Lee Highway, Arlington, Virginia.

     On August 27, 1999, F&M Bank-Winchester relocated a branch office at 158 South Main Street, Woodstock, Virginia, to 115 West Spring Street, Woodstock, Virginia. F&M Bank-Winchester acquired loans, deposits, property and equipment that was formerly a branch bank of Wachovia Bank Corporation located at 115 West Spring Street, Woodstock, Virginia. The acquisition was accounted for as a purchase transaction. The relocated branch in Woodstock opened on August 27, 1999.

     On August 31, 1999, the Company reinstated a Dividend Reinvestment Plan. All registered shareholders are eligible to reinvest up to 100% of their dividends. In addition, shareholders may purchase additional shares of F&M common stock by making optional cash payments at any time subject to a minimum of $25. The plan will be funded by shares of F&M purchased in open market transactions. Purchases will begin on the first business day of each month and continue until the necessary shares are acquired. The effective date of the plan will be January 25, 2000.

     On October 31, 1999, F&M Bank-West Virginia closed a branch office located at Hilldale Shopping Center, Charles Town, West Virginia.

     On December 20, 1999, F&M Bank-Winchester opened a branch bank located at 432 South Street, Front Royal, Virginia.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     F&M and its subsidiaries are engaged primarily in only one industry segment, banking, the making of commercial and personal loans and similar credit transactions, and other activities closely related to banking.

(c)  NARRATIVE DESCRIPTION OF THE BUSINESS


                                  THE COMPANY

GENERAL

     F&M National Corporation is a multi-bank holding company headquartered in Winchester, Virginia. F&M provides financial, insurance, and trust services to individuals and commercial customers through 17 subsidiary corporations including 125 banking locations, 13 mortgage banking offices, 3 trust offices, and 6 insurance offices in Virginia, West Virginia and Maryland. F&M offers a full range of banking services principally to individuals and small and middle-market businesses in north, central and south Virginia including the Shenandoah Valley, the eastern panhandle of West Virginia, and the counties of Montgomery and Prince George's in Maryland. At December 31, 1999, F&M had assets of $2.946 billion, deposits of $2.482 billion and shareholders' equity of $291.6 million.

     F&M was formed in 1969 to serve as the parent holding company of its then sole subsidiary bank, F&M Bank-Winchester, organized in 1902. Since its organization, F&M has acquired 24 banks, which expanded its market area and increased market share in Virginia, West Virginia and Maryland.

     The following table sets forth certain information concerning F&M and its operating subsidiaries at December 31, 1999:


                                     DATE          BANKING       TOTAL             TOTAL             TOTAL
                                   ACQUIRED        OFFICES       ASSETS            LOANS           DEPOSITS
                                  --------------------------------------------------------------------------
                                                                             (Dollars in thousands)
F&M Bank-Winchester
  Winchester, VA (1)                 1970            34        $  844,167        $  496,910       $  756,326
F&M Bank-Massanutten
  Harrisonburg, VA (2)               1980             9           264,688           218,557          208,430
F&M Bank-Richmond
  Richmond, VA (3)                   1982            15           280,988           165,338          251,597
F&M Bank-Central Virginia
  Charlottesville, VA                1985             7            92,364            42,683           77,848
F&M Bank-West Virginia
  Ranson, WV (4)                     1988            13           309,105           190,013          268,405
F&M Bank-Emporia
  Emporia, VA                        1993             3            74,806            39,378           66,350
F&M Bank-Peoples
  Warrenton, VA                      1994             4           128,155            95,064          114,404
F&M Bank-Northern VA
  Fairfax, VA (5)                    1996            31           766,627           425,964          614,710
F&M Bank-Allegiance
  Bethesda, MD                       1996             9           154,653           110,823          124,135
F&M (Parent only) (6)                   -             -            30,381                 0                0
                                                    ---        ----------        ----------       ----------
Total                                               125        $2,945,934        $1,784,730       $2,482,205

_________________
(1)  Includes F&M Mortgage Services, Inc., and two insurance agencies.
(2) Includes the merger in 1995 of F&M Bank-Broadway, Broadway, Virginia, into F&M Bank-Massanutten.
(3) Includes the acquisition in 1998 of Peoples Bank of Virginia, Chesterfield, Virginia.
(4) Created from the consolidation in 1998 of F&M Bank-Blakeley, F&M Bank-Martinsburg and F&M Bank-Keyser.
(5) Includes the acquisition in 1994 of Hallmark Bank and Trust, Springfield, Virginia, the acquisition in 1995 of The Bank of the Potomac, Herndon, Virginia, the acquisition in 1996 of FB&T Financial Corporation, Fairfax, Virginia, the acquisition in 1998 of The Bank of Alexandria, Alexandria, Virginia, and the acquisition in 1999 of Security Bank Corporation, Manassas, Virginia.
(6) Includes F&M Trust Company and F&M Services Inc. each of which was incorporated in 1998.

     The business strategy of F&M is to provide its customers with the financial sophistication and breadth of products of a regional bank, while retaining the local appeal and level of service of a community bank. F&M has maintained its community orientation by allowing its subsidiary banks latitude to tailor products and services to meet community and customer needs. While F&M has preserved the autonomy of its subsidiary banks, it has established system-wide policies governing, among other things, lending practices, credit analysis and approval procedures, as well as guidelines for deposit pricing and investment portfolio management. In addition, F&M has established a centralized loan review team that regularly performs a detailed, on-site review and analysis of each subsidiary bank's loan portfolio to ensure the consistent application of credit policies and procedures system-wide. An officer or representative of F&M attends meetings of the board of directors of each subsidiary bank to monitor operations and to serve as a liaison to the Company.

     F&M's subsidiary banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services, safe deposit boxes, and home banking. Lending is focused on individuals and small and middle-market businesses in the local market regions of each of F&M's subsidiary banks. In 1998, F&M Trust Company was formed by consolidating the trust departments of F&M Bank-Winchester, F&M Bank-Peoples, and F&M Bank-Northern Virginia. F&M Trust Company provides a variety of personal trust services including management of common trust funds, estate administration and planning specifically addressing the investment and financial management needs of its customers. At December 31, 1999, F&M Trust Company managed assets and accounts totaling $712.1 million.

     F&M operates in seven market regions: the Shenandoah Valley of Virginia; the eastern panhandle of West Virginia; Charlottesville/Albemarle County and surrounding areas; Greenville County in southside Virginia; suburban Richmond, primarily Henrico and Chesterfield Counties; the northern Virginia areas of Loudoun, Fairfax and Prince William Counties; Stafford, Warrenton and surrounding Fauquier County area and the counties of Montgomery and Prince George's in Maryland. The more populous sectors within each of the seven market regions experienced substantial population growth between 1980 and 1990, most of which exceeded 20% growth. At June 30, 1999, F&M operated 33 banking offices in the Shenandoah Valley from Winchester to Harrisonburg with deposits of $743.9 million; 14 banking offices in the eastern panhandle of West Virginia with deposits of $281.1 million; 7 banking offices in the Charlottesville/Albemarle County area with deposits of $71.0 million; 3 banking offices in Emporia, Virginia, and surrounding Greenville County with deposits of $63.7 million; 16 banking offices in suburban Richmond, Virginia, with deposits of $259.1 million; 38 banking offices in Loudoun, Fairfax and Prince William Counties of northern Virginia and including the cities of Alexandria, Fairfax, Falls Church, and Manassas with deposits of $802.9 million; 4 offices in the town of Warrenton and Fauquier and Stafford Counties with deposits of $110.1 million; and 9 offices in the counties of Montgomery and Prince George's in Maryland with deposits of $130.4 million. F&M's principal market is Winchester and the surrounding six Virginia counties where its lead bank, F&M Bank-Winchester, is the dominant financial institution in terms of deposit market share, with a 50% share of total deposits in Winchester, a 22% share of total deposits in surrounding Frederick County, a 28% share of total deposits in Warren County, and a 16% share of total deposits in Loudoun County. In Rockingham County, which has the largest population of any county or city in the Shenandoah Valley, F&M has a 20% deposit market share. In F&M's three-county West Virginia market, F&M has a 23% deposit market share in Jefferson County (which includes Charles
Town), a 15% deposit market share in Berkeley County (which includes Martinsburg) and a 41% deposit market share in Mineral County (which includes Keyser). In Fairfax, Prince William and Fauquier Counties (including Warrenton), F&M has 2%, 4%, and 15%, respectively, of deposit market share and, in the cities of Alexandria, Fairfax, Falls Church and Manassas, F&M's deposit market share, respectively, is 3%, 9%, 3% and 19%. Although F&M's deposit market share in the Richmond and Charlottesville areas is small, F&M has positioned its banking offices in these two markets to increase deposit market share as a result of continued business and population growth in the suburban markets surrounding Richmond and Charlottesville. In F&M's two-county Maryland market, F&M is positioning itself to increase market share in Montgomery County and Prince George's County.

     F&M's subsidiary banks have not experienced loan quality deterioration due to conservative underwriting standards and focused in-market lending practices. At December 31, 1999, F&M had total nonperforming assets of approximately $19.6 million, representing 1.09% of period end loans and foreclosed properties.

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

ACQUISITION PROGRAM

     F&M has expanded its market area and increased its market share through both internal growth and strategic acquisitions. Since the beginning of 1988, F&M has acquired approximately $1.423 billion in assets and approximately $1.233 billion in deposits through 15 acquisitions. 1999 acquisitions by F&M are outlined in "ITEM 1. BUSINESS (a) GENERAL DEVELOPMENT OF BUSINESS."

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

EMPLOYEES

  At December 31, 1999, F&M had 1,446 full time and 259 part time employees. No employees are represented by any collective bargaining unit. F&M considers relations with its employees to be good.

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

                              BANKING   % MARKET     MARKET         1990
     COUNTY/CITY (1)          OFFICES   SHARE (2)   RANK (2)     POPULATION
------------------------      -------   ---------   --------     ----------
State of Virginia:
Shenandoah Valley:
 City of Winchester             10         50          2           21,947
 Frederick County                5         22          1           45,723
 Warren County                   4         28          1           26,142
 Shenandoah County               3          8          5           31,636
 Clarke County                   1         21          2           12,101
 Rappahannock County             1         45          2            6,622
 Rockingham County               4         20          2           57,482
 City of Harrisonburg            5         15          4           30,707

                              BANKING   % MARKET     MARKET         1990
     COUNTY/CITY (1)          OFFICES   SHARE (2)   RANK (2)     POPULATION
------------------------      -------   ---------   --------     ----------
Northern Virginia:
 City of Alexandria               5         3           7          111,182
 City of Fairfax                  1         9           5           20,959
 City of Falls Church             2         3           6            8,982
 City of Manassas                 4        19           2           33,399
 Loudoun County                   9        16           1           86,100
 Fairfax County                  12         2          11          819,000
 Fauquier County                  3        15           3           52,000
 Prince William County            5         4           8          216,000
 Stafford County                  1         1          11           61,000
Charlottesville/
Albemarle County:
 City of Charlottesville          1         *           9           40,341
 Albemarle County                 3         8           7           68,040
 Nelson County                    2        32           2           12,778
 Amherst County                   1         3           6           28,578
Richmond:
 City of Richmond                 3         1           9          203,056
 Henrico County                   5         3           8          217,881
 Chesterfield County              8         7           6          209,274
Emporia:
 City of Emporia                  3        32           1           14,109
State of West Virginia:
 Jefferson County                 5        23           2           35,926
 Berkeley County                  5        15           3           59,253
 Mineral County                   4        41           1           26,697
State of Maryland:
 Montgomery County                7         1          15          821,035
 Prince George's                  2         1          19          769,747
State of Virginia               101         3           7        6,187,358
State of West Virginia           14         2          10        1,793,477
State of Maryland                 9         *          NM        4,781,000

_________________
* Represents less than 1% deposit market share  NM=Not meaningful
(1) In Virginia, certain cities are separate political entities and not part of the counties that surround them. The city of Winchester and Frederick County, the city of Harrisonburg and Rockingham County, the city of Charlottesville and Albemarle County, the city of Fairfax and Fairfax County and the city of Richmond and Henrico and Chesterfield Counties are examples. The FDIC and OTS provide deposit data for each separately incorporated city.
(2) Deposit data includes total bank and thrift deposits and is based on FDIC and OTS data as of June 30, 1999, which is the most recently available information.

LENDING ACTIVITIES

       All of F&M's subsidiary banks offer both commercial and consumer loans, but lending activity is generally focused on consumers and small to middle market businesses within each respective subsidiary banks' market regions. Four of F&M's subsidiary banks, F&M Bank-Massanutten, F&M Bank-West Virginia, F&M Bank-Emporia, and F&M Bank-Peoples emphasize consumer lending with activities focused primarily on residential real estate and consumer lending. F&M Bank-Richmond, F&M Bank-Central Virginia, F&M Bank-Northern Virginia and F&M Bank-Allegiance are based in larger markets where commercial loan demand is stronger and, as a result, their lending activities place a greater emphasis on small to medium sized business. F&M Bank-Winchester, because of its size and dominant position in its market, has a greater opportunity to appeal to large commercial customers in addition to consumers.

       The following table sets forth the composition of F&M's loan portfolio (by percentage) for the three years ended December 31:

                                         1999         1998         1997
                                         ----         ----         ----
Commercial                               16.2%        16.6%        16.7%
Real estate construction                  6.1          6.0          5.8
Real estate mortgage:
 Residential (1-4 family)                27.5         28.0         28.5
 Loans held for sale                      1.3          1.7          2.4
 Home equity lines                        3.4          3.4          4.2
 Multifamily                              1.5          1.7          2.0
 Nonfarm, nonresidential(1)              29.6         29.4         28.4
 Agricultural                             1.0          1.0          1.1
  Real estate mortgage subtotal          64.3         65.2         66.6
Loans to individuals:
 Consumer                                12.2         10.9          9.3
 Credit card                              1.2          1.3          1.6
  Loans to individuals subtotal          13.4         12.2         10.9

 Total Loans (%)                        100.0%       100.0%       100.0%
 Total Loans (dollars)             $1,784,730   $1,727,320   $1,681,113

________________
(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

          Approximately 48.3% of F&M's loan portfolio at December 31, 1999, was comprised of commercial loans, which included loans secured by real estate shown in the table above under the categories of multifamily, non-farm, non-residential and agricultural where real estate is among the sources of collateral securing the loan. F&M's subsidiary banks offer a variety of commercial loans within their market regions, including revolving lines of credit, working capital loans, equipment financing loans, and letters of credit. Although F&M's subsidiary banks typically look to the borrower's cash flow as the principal source of repayment for such loans, many of the loans within this category are secured by assets, such as accounts receivable, inventory and equipment. In addition, a number of commercial loans are secured by real estate used by such businesses and are generally personally guaranteed by the principals of the business. F&M's commercial loans generally bear a floating rate of interest tied to a system-wide prime rate set by F&M Bank-Winchester.

       F&M's residential real estate loan portfolio (including home equity lines and loans held for sale) was 32.2 % of its total loan portfolio at December 31, 1999. The residential mortgage loans made by F&M's subsidiary banks and F&M Mortgage Services, Inc., are made only for single family, owner-occupied residences within their respective market regions. Residential mortgage loans offered by F&M's subsidiary banks are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the third or fifth year anniversary of the loan. In addition, F&M Mortgage Services and several subsidiaries sell into the secondary market permanent residential mortgage loans that conform to GNMA and FNMA underwriting guidelines. These F&M subsidiaries purchase government insured 1-4 family FHA and VA loans and resell them immediately in package form.

       F&M's real estate construction portfolio historically has been a relatively small portion of the total loan portfolio. At December 31, 1999, construction loans were $108.4 million or 6.1% of the total loan portfolio. Generally, all construction loans are made to finance owner-occupied properties with permanent financing commitments in place. F&M's subsidiary banks make a limited number of loans for acquisition, development and construction of residential real estate. F&M's construction loans, including its acquisition and development loans, generally bear a floating rate of interest and mature in one year or less. Underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project. As a result of strict underwriting guidelines, F&M has experienced charge-offs involving residential construction since 1993 of less than one-half of 1%.

       Consumer loans were 13.4% of F&M's total loan portfolio at December 31, 1999. F&M's subsidiary banks offer a wide variety of consumer loans, which include installment loans, credit card loans, home equity lines, and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in each subsidiary banks' respective market regions.

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

LOAN APPROVAL. F&M's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed an individual officer's lending authority, the loan request must be approved by an officer with a higher lending limit or by the subsidiary bank's loan review committee. F&M has assigned a lending limit for each subsidiary bank. Loans that would result in a subsidiary bank exceeding its assigned limit must be approved first by the subsidiary bank's loan review committee and then by a central credit committee appointed by the Company. The central credit committee consists of six senior officers of F&M Bank-Winchester and the Company, along with outside directors of either F&M Bank-Winchester or the Company, who rotate at the twice weekly meetings.

       All loans to an individual borrower are reviewed each time the borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. These reviews are conducted by each subsidiary bank and, if necessary, by F&M's central credit committee.

LOAN REVIEW. Each subsidiary bank of F&M has a formal loan review function that consists of a committee of bank officers that regularly reviews loans and assigns a classification, if required, based on current perceived credit risk. In addition, the Company has a loan review team that performs a detailed on-site review and analysis of each subsidiary bank's portfolio on at least an annual basis to ensure the consistent application of system-wide policies and procedures. The Company's loan review team reviews all loans over an established principal amount for each subsidiary bank, which results in a review of 60% to 75% of the total principal amount of the subsidiary bank's loan portfolio. In addition, all lending relationships involving a classified loan are reviewed regardless of size. The Company loan review team has the authority to classify any loan it determines is not satisfactory or to change the classification of a loan within F&M's loan grading system.

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

IMPAIRED LOANS. The recorded investment in certain loans that were considered to be impaired in accordance to FASB 114 was $15.0 million at year end 1999 as compared to $11.5 million at year end 1998, of which $5.3 million was classified as nonperforming. Included in

1999 impaired loans are $3.7 million secured by commercial real estate. All impaired loans at year-end 1999 and 1998 had a related valuation allowance totaling $2.6 million and $2.4 million, respectively. The average recorded investment in certain impaired loans for 1999 and 1998 was approximately $15.3 million and $14.5 million, respectively. For the years 1999 and 1998, interest income recognized on impaired loans totaled $1.6 million and $847 thousand, respectively, all of which was recognized on a cash basis.

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

DEPOSITS

       F&M's subsidiary banks offer a number of programs to consumers and to small and middle market businesses at interest rates consistent with local market conditions. The following table sets forth the mix of depository accounts offered by the subsidiary banks as a percentage of total deposits at the dates indicated:


                                                    December 31,
                                          1999          1998           1997
     Noninterest-bearing demand           21.4%         22.2%          19.3%
     Interest checking                    18.0          17.8           16.1
     Savings accounts                      8.6           8.7            9.0
     Money market accounts                10.0          10.0           10.3
     Time deposit accounts:
     Under $100,000                       32.2          31.3           35.7
     $100,000 and over                     9.8          10.0            9.6
                                         100.0%        100.0%         100.0%

       F&M's subsidiary banks control deposit flows primarily through pricing of deposits and, to a lesser extent, through promotional activities. F&M's subsidiary banks establish deposit rates based on a variety of factors, including competitive conditions, liquidity needs and compliance with net interest margin requirements established by F&M for all subsidiary banks. As of December 31, 1999, F&M's subsidiary banks had $243.1 million of certificates of deposit greater than $100,000, or 9.8% of total deposits. F&M's subsidiary banks do not accept brokered deposits.

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

       In order to meet its liquidity needs, F&M schedules the maturity of its investment securities according to its needs. The weighted-average life of the securities portfolio at the end of 1999 was four years three months, which is indicative of F&M's investment philosophy of investing in U.S. Government securities with maturities between five and ten years. F&M views its securities portfolio primarily as a source of liquidity and safety. However, it may if the market is favorable, make changes in the available for sale portfolio to take advantage of changes in the yield curve. F&M views the total available for sale securities portfolio as a source of liquidity, whereas, liquidity in the held to maturity portfolio is limited to calls and maturities. The maturity ranges of the securities and the average taxable-equivalent yields as of December 31, 1999, are shown in the following table:

                              U.S. Government                    State and
                              And its Agencies                   Municipal                          Other
                              Book Value          Yield          Book Value          Yield          Book Value          Yield
                              -------------------------          -------------------------          -------------------------
One year or less              $102,419            6.00%          $ 3,196             7.64%          $   905             6.28%
After one year
 through five years            443,171            6.02            12,625             7.03               201             6.48
After five through
 ten years                     151,875            6.42             4,400             7.11               206             6.62
After ten years                104,212            6.97             1,865             7.57            17,947             6.71
                              --------                           -------                            -------
  Total                       $801,677            6.21%          $22,086             7.22%          $19,259             6.69%
                              ========                           =======                            =======

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

REMAINING MATURITIES OF SELECTED LOANS

                                      December 31, 1999
                              -----------------------------------
                              Commercial,
                              Financial and       Real estate and
                              Agricultural        Construction
                              ------------        ------------
                                   (Dollars in thousands)

Within 1 year                 $    137,603        $     69,425
Variable Rate:
1 to 5 years                        29,504               5,032
After 5 years                       16,981               9,255
  Total                             46,485              14,287

Fixed Rate:
1 to 5 years                        93,712              17,557
After 5 years                       11,258               7,112
  Total                       $    104,970        $     24,669
  Total Maturities            $    289,058        $    108,381

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

FORWARD-LOOKING STATEMENTS
--------------------------

     This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (a) competitive pressure in the financial services industry increases significantly; (b) changes in the interest rate environment reduce margins; (c) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (d) changes occur in the financial services regulatory environment; and (e) changes occur in the securities markets.

OTHER ACTIVITIES

     Effective January 1, 1998, F&M Trust Company, a wholly-owned trust subsidiary of the Company, began operations and assumed responsibility for all the trust and fiduciary activities of the Virginia banking subsidiaries of the Company.

     In 1999, F&M Trust Company offered a range of trust services. At December 31, 1999, F&M Trust Company managed $ 712.1 million in assets in approximately 1,712 fiduciary accounts, covering both personal trust activities and employee benefit plans.

COMPETITION

     Each of the market regions in which the Company operates is a highly competitive banking market involving commercial banks and thrifts. Other competitors, including credit unions, consumer finance companies, insurance companies and money market mutual funds, compete with the Company for certain lending and deposit gathering services. In its Charlottesville/Albemarle County, northern Virginia, and suburban Richmond markets, the Company faces particularly intense competition from several state-wide, regional, and national banking institutions which have substantial operations in those market regions. Management believes, however, that the Company enjoys certain competitive advantages in its principal market of Winchester, the surrounding northern Shenandoah Valley and Loudoun County where F&M Bank-Winchester is the largest financial institution headquartered in the area and the dominant bank in terms of deposit market share.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     All officers of the Company and its subsidiaries are elected annually to serve at the pleasure of the Board of Directors of the Company. The following table sets forth the name, age, year first elected, and offices held at February 28, 2000, of each of the executive officers of the Company:

                                   YEAR
                                   FIRST
NAME                       AGE     ELECTED   OFFICE
----                       ---     -------   ------

W. M. Feltner               80      1970     Chairman of the Board  and Chief
                                             Executive Officer of the Company

Alfred B. Whitt             61      1998     Vice Chairman, President and Chief
                                             Financial Officer of the Company;
                                             Chairman of F&M Bank-Winchester

Charles E. Curtis           61      1998     Vice Chairman and Chief
                                             Administrative Office of the
                                             Company; Vice Chairman of F&M Bank-
                                             Winchester

F. Dixon Whitworth, Jr.     55      1985     Executive Vice President of the
                                             Company; President of F&M Trust
                                             Company

Betty H. Carroll            62      1987     Senior Vice President of the
                                             Company; President, Vice Chairman
                                             and Chief Executive Officer of F&M
                                             Bank-Winchester

Michael L. Bryan            48      1998     Corporate Secretary and General
                                             Counsel of the Company

Barbara H. Ward             54      1983     Treasurer of the Company; Senior
                                             Vice President of F&M Bank-
                                             Winchester

     Mr. Feltner has been a senior executive officer of the Company since its inception in 1970.

     Mr. Whitt joined the Company in 1987 as Director of Human Resources, before which time he served as President of F&M Bank-Massanutten, Harrisonburg, Virginia, since its organization in 1973. In July of 1991, he was appointed Senior Vice President, Senior Financial Officer and Secretary of the Company and F&M Bank-Winchester. As of January 1, 1998, Mr. Whitt was appointed President, Vice Chairman and Chief Financial Officer of the Company, and Vice Chairman and Secretary to the Board of F&M Bank-Winchester. On June 7, 1999, Mr. Whitt was appointed Chairman of F&M Bank-Winchester.

     In March of 1996, Mr. Curtis joined the Company as President and Chief Executive Officer of Fairfax Bank and Trust Company, now F&M Bank-Northern Virginia. Mr. Curtis served in this position from July 22, 1985 to December 31, 1997. As of January 1, 1998, Mr. Curtis was appointed Vice Chairman and Chief Administrative Officer of the Company, and Vice Chairman of F&M Bank-Winchester.

    Mr. Whitworth, Jr. joined the Company in August 1985, as President of the Suburban Bank, now F&M Bank-Richmond, and served as such until November, 1985, when he became Executive Vice President of the Company. As of January 1, 1998, Mr. Whitworth was appointed President of F&M Trust Company.

    Mrs. Carroll has served as President and Chief Executive Officer of F&M Bank-Winchester since December 1988, and was appointed Vice Chairman of the bank on June 7, 1999. She was appointed Senior Vice President of the Company in 1987.

    Mr. Bryan was appointed Corporate Secretary and General Counsel of the Company effective January 1, 1998. Prior to this appointment, Mr. Bryan was a partner in the law firm of Bryan & Coleman, P.C., Winchester, Virginia, since February 1, 1995. On June 7, 1999, Mr. Bryan was appointed Secretary of F&M Bank-Winchester.

    Mrs. Ward was appointed Senior Vice President of F&M Bank-Winchester in March of 1992. Prior thereto, she was Vice President of F&M Bank-Winchester since 1974. She has been Treasurer of the Company since 1983.

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

    Under federal legislation, restrictions on interstate bank acquisitions were abolished effective September 29, 1995, and bank holding companies from any state are now able to acquire banks and bank holding companies located in any other state. Effective June 1, 1997, the law permits banks to merge across state lines, subject to earlier "opt-in" or "opt-out" action by individual states. The law also allows interstate branch acquisitions and de novo branching if permitted by the host state. Virginia, Maryland and West Virginia have adopted early "opt-in" legislation that allows interstate bank mergers.
The states also permit interstate branch acquisitions and de novo branching if reciprocal treatment is accorded Virginia banks in the state of the acquiror.

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

    If a depository institution fails to meet regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and, ultimately, require the appointment of a conservator or receiver for the institution. As of December 31, 1999, all F&M's subsidiary banks exceeded the required regulatory capital requirements under FDICIA.

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

FINANCIAL MODERNIZATION LEGISLATION

     The Gramm-Leach-Bliley Act of 1999 ("GLBA") was signed into law on November 12, 1999. The main purpose of GLBA is to permit greater affiliations within the financial services industry, primarily banking, securities and insurance. While certain portions of GLBA became effective upon enactment and on March 11, 2000, many other provisions do not become effective until May 2001 and most of the regulations implementing the law have not yet been issued. As a result, the overall impact of GLBA on the Company cannot be predicted at this time. The provisions of GLBA that are believed to be of most significance to the Company are discussed below.

     GLBA repeals sections 20 and 32 of the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the BHCA, which limited the ability of bank holding companies to engage in the securities and insurance businesses. To achieve this purpose, GLBA creates a new type of company, the "financial holding company." A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

     . securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and

     .    insurance underwriting, sales and brokerage activities.

A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

     GLBA establishes a system of functional regulation under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the Securities and Exchange Commission ("SEC") will regulate their securities activities and state insurance regulators will regulate their insurance activities.

     With regard to Federal securities laws, GLBA removes the blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934, and sets out a number of limited activities, including trust and fiduciary activities, in which a bank may engage without being considered a broker, and a set of activities in which a bank may engage without being considered a dealer. The Investment Advisers Act of 1940 also will be amended to eliminate certain provisions exempting banks from the registration requirements of that statute, and the Investment Company Act of 1940 will be amended to provide the SEC with regulatory authority over various bank mutual fund activities.

    GLBA also provides new protections against the transfer and use by financial institutions of consumers nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new privacy provisions will generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

     At this time, the Company is unable to predict the impact GLBA may have upon its or its subsidiaries' financial condition or results of operations. The Company is currently reviewing the new law and at this time has not elected to be treated as a financial holding company under GLBA.

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

ITEM 2.  PROPERTIES.

    The principal executive offices of F&M is located at 9 Court Square, Winchester, Virginia, in a multi-story building complex that is owned free of any encumbrances. The Company operates a total of 125 banking offices (103 in Virginia, 13 in West Virginia, and 9 in Maryland), 66 of which are owned by the Company or one of its subsidiary banks free of any encumbrances, and 54 of which are leased under agreements expiring at various dates, including renewal options. The Company also owns additional office facilities for various of its lending, audit, accounting, and data processing functions. Additional information regarding F&M's lease agreements may be found under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 15."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company has not submitted any matters to its security holders since its Annual Meeting of Shareholders held April 27, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The following table sets forth the per share high and low last sale prices for the common stock of the Company as reported on the New York Stock Exchange, and the cash dividends declared per share on the Common Stock for the periods indicated:

                            PRICE RANGE            CASH
                        HIGH          LOW       DIVIDENDS
                        ----          ---       ---------

1999
First Quarter           30.00        23.87        0.195
Second Quarter          33.18        23.93        0.235
Third Quarter           33.50        26.00        0.235
Fourth Quarter          30.25        26.00        0.235

1998
First Quarter           36.25        31.75        0.185
Second Quarter          34.31        32.00        0.185
Third Quarter           31.56        26.13        0.195
Fourth Quarter          31.69        25.06        0.195

    At December 31, 1999, there were 22,984,500 shares of Common Stock outstanding held by 8,466 holders of record.

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

    The Company or F&M Bank-Winchester has paid regular cash dividends for more than 57 consecutive years.

    The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from F&M subsidiary banks. F&M subsidiary banks are subject to certain legal restrictions on the amount of dividends they are permitted to pay to the Company. At December 31, 1999, F&M's subsidiary banks had available for distribution as dividends to the Company approximately $20.0 million.

ITEM 6.    SELECTED FINANCIAL DATA.

           Incorporated herein by reference, as Exhibit 13, to page 1 of the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Incorporated herein by reference, as Exhibit 13, to pages 7 through 25 of the 1999 Annual Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Incorporated herein by reference, as Exhibit 13, to pages 9 and 12 of the 1999 Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           Incorporated herein by reference, as Exhibit 13, to pages 26 through 49 of the 1999 Annual Report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

           None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.   EXECUTIVE COMPENSATION.

ITEM 12.   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Pursuant to General Instruction G(3), the information called for by
           Part III, Items 10. through 13., is incorporated herein by reference from the Company's definitive proxy statement, dated March 24, 2000, for the Company's Annual Meeting of Shareholders to be held April 25, 2000, which definitive proxy statement was filed with the Commission pursuant to Rule 14a-6 on March 24, 2000. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I under "EXECUTIVE OFFICERS OF THE REGISTRANT".

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents included in Part II of this report are incorporated by reference to the Company's 1999 Annual Report (see Exhibit 13):

1.   Financial Statements                                          Pages

     F&M National Corporation and Subsidiaries:
      Consolidated Balance Sheets at December 31, 1999 and 1998 26 Consolidated Statements of Income for the years
       ended December 31, 1999, 1998, and 1997                       27
      Consolidated Statements of Changes in Shareholders'
       Equity for years ended December 31, 1999, 1998 and 1997       28
      Consolidated Statements in Cash Flows for the years
       ended December 31, 1999, 1998 and 1997                        29
      Notes to Consolidated Financial Statements                     30
      Report of Independent Certified Public Accountants             48

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

          (iii) Form of Management Continuity Agreement entered into between the Registrant and certain of its and its subsidiaries' executive officers (filed herewith).

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

     (11) Statement re computation of per share earnings (incorporated by reference as Note 11, page 37, of the 1999 Annual Report to Shareholders filed herewith as Exhibit 13).

     (13) Portions of the 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999 (filed herewith).

     (21) Subsidiaries of the Registrant (filed herewith).

     (23) Consent of Yount, Hyde & Barbour, P. C., Certified Public Accountants (filed herewith).

     (27) Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of March, 2000:

                                F&M NATIONAL CORPORATION
                                Winchester, Virginia


                                 /s/ W. M. Feltner
                                ---------------------------------------------
                                W. M. Feltner, Chairman of the Board
                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 8th day of March, 2000:


SIGNATURE                                 TITLE
---------                                 -----

/s/ W. M. Feltner                         Chairman of the Board, Chief
--------------------------------------    Executive Officer, Director
W. M. FELTNER

/s/ Alfred B. Whitt                       Vice Chairman, President, Chief
--------------------------------------    Financial Officer, Director
ALFRED B. WHITT

/s/ Charles E. Curtis                     Vice Chairman, Chief Administrative
--------------------------------------    Officer, Director
CHARLES E. CURTIS

/s/ Frank Armstrong, III                  Director
--------------------------------------
FRANK ARMSTRONG, III

/s/ William H. Clement                    Director
--------------------------------------
WILLIAM H. CLEMENT

/s/ John E. Fernstrom                     Director
--------------------------------------
JOHN E. FERNSTROM

/s/ William R. Harris                     Director
--------------------------------------
WILLIAM R. HARRIS

/s/ L. David Horner, III                          Director
----------------------------------------------
L DAVID HORNER, III

/s/ Jack R. Huyett                                Director
----------------------------------------------
JACK R. HUYETT

/s/ George L. Romine                              Director
----------------------------------------------
GEORGE L. ROMINE

/s/ J. D. Shockey, Jr.                            Director
----------------------------------------------
J. D. SHOCKEY, JR.

/s/ Ronald W. Tydings                             Director
----------------------------------------------
RONALD W. TYDINGS

/s/ Fred G. Wayland, Jr.                          Director
----------------------------------------------
FRED G. WAYLAND, JR.

EXHIBIT 13.
1999 ANNUAL REPORT TO SHAREHOLDERS


Filed herewith.