Form 10-Q
period 2000-03-31
F&M NATIONAL CORP
filed 2000-05-10
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2000            Commission File No. 0-5929


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


As of May 5, 2000, there were 24,860,526 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     March 31,       December 31,
                                                     2000            1999
Assets:
   Cash and due from banks                             120,275         127,633
   Interest-bearing deposits in other banks                341             225
   Securities-held to maturity(market value
     March 31, 2000-$439,032;
     December 31, 1999-$437,538)                       452,566         449,854
   Securities-available for sale
     (market value)                                    449,272         433,947

   Federal funds sold and securities
     purchased under agreements to resell              107,310          68,712

   Loans held for sale                                  18,474          22,217
   Loans                                             1,913,923       1,868,713

     Unearned income                                    (3,396)         (3,615)
       Loans (net of unearned income)                1,929,001       1,887,315
     Allowance for loan losses                         (24,520)        (24,050)
       Net loans                                     1,904,481       1,863,265

   Bank premises and equipment, net                     74,925          74,501
   Other assets                                         82,847          80,030

     Total assets                                    3,192,017       3,098,167


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits
     Non-interest bearing                              558,876         541,417
     Interest bearing                                2,147,183       2,076,438
       Total deposits                                2,706,059       2,617,855

   Federal funds purchased and securities
     sold under agreements to repurchase                95,826          95,008

   Other short-term borrowings                          20,221          24,120
   Long-term debt                                       24,642          25,443
   Other liabilities                                    31,251          28,059

       Total liabilities                             2,877,999       2,790,485


F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     March 31,       December 31,
                                                     2000            1999

Shareholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                 0               0

   Common stock par value $2.00 per
     share, authorized 30,900,000 shares:
     issued March 31, 2000-24,899,382
     shares; issued December 31,
     1999-25,169,480 shares                             49,799          49,793

   Capital surplus                                      94,357          93,679
   Retained earnings                                   180,784         175,588
   Accumulated other
    comprehensive income (loss)                        (10,922)        (11,378)

       Total shareholders' equity                      314,018         307,682

Total liabilities and
   shareholders' equity                              3,192,017       3,098,167



See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                                  (Unaudited)
                                                  For the Three Months Ended
                                                  March 31,         March 31,
                                                  2000              1999

Interest Income:
 Interest and fees on loans                        40,123            39,211

 Securities held to maturity:
  Taxable interest income                           6,684             5,655
  Interest income exempt from
   Federal income taxes                               372               376
 Securities available for sale:
  Taxable interest income                           6,713             5,806
  Interest income exempt from
   Federal income taxes                                13                58
  Dividend income                                     266               231
   Total security interest income                  14,048            12,126

 Interest on federal funds sold
  and securities purchased
  under agreements to resell                        1,625             1,162
 Interest on deposits in banks                          2               281
   Total interest income                           55,798            52,780

Interest Expense:
 Interest on deposits                              20,651            19,678
 Interest on short-term borrowings                  1,199               845
 Interest on long-term debt                           394               346
   Total interest expense                          22,244            20,869

   Net interest income                             33,554            31,911

Provision for loan losses                             763               920
  Net interest income after
   provision for loan losses                       32,791            30,991

Other Income:
 Commissions and fees from
  fiduciary activities                                786               730
 Service charges on deposit accounts                3,883             3,620
 Credit card fees                                   1,165             1,043
 Fees for other customer services                   2,656             1,605
 Insurance commissions                              2,339             2,311
 Other operating income                               710               406
 Profits on securities available for sale             --              3,105
  Total other income                               11,539            12,820


F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                                  (Unaudited)
                                                  For the Three Months Ended
                                                  March 31,         March 31,
                                                  2000              1999
Other Expenses:
 Salaries and employees' benefits                  15,715            14,413
 Net occupancy expense of premises                  2,543             2,251
 Furniture and equipment expense                    2,033             1,913
 Credit card expense                                  851               767
 Other operating expense                            6,311             6,462
  Total other expense                              27,453            25,806
   Income before income taxes                      16,877            18,005
   Income tax expense                               5,827             6,344

   Net income                                      11,050            11,661

Average shares:
 Basic                                             24,922            25,056
 Assuming dilution                                 25,072            25,267

Earnings per common share:
   Basic                                             $0.44            $0.47
   Assuming dilution                                 $0.44            $0.46

   Dividends per share                               $0.235           $0.195




See Accompanying Notes to Consolidated Financial Statements


F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(000 OMITTED)
                                                         Accumulated
                                                         Other
                                                         Compre-        Compre-
                          Common   Capital    Retained   hensive        hensive
                          Stock    Surplus    Earnings   Income         Income     Total
                                                                        (Loss)

Balances -
  January 1, 1999         48,845   81,910     174,777       6,416                  311,948

Comprehensive
  Income:
   Net income                                  11,661                   11,661      11,661
   Other comprehensive
    income-net of tax:
  Unrealized loss on
   available for sale
   securities                                                           (6,875)     (6,875)

  Less: Reclassifi-
   cation adjustment
   for gains realized
   in net income                                                         2,018       2,018

  Other comprehensive
   income (loss),
   net of tax                                              (4,857)      (4,857)
  Total compre-
   hensive income                                                        6,804

Cash dividends                                 (4,619)                              (4,619)
Acquisition of common
  stock                     (252)  (3,330)                                          (3,582)
Issuance of stock -
 benefit plans               225    3,231                                            3,456

Balances -
  March 31, 1999          48,818   81,811     181,819       1,559                  314,007

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED March 31, 2000 AND 1999
(000 OMITTED)
                                                         Accumulated
                                                         Other
                                                         Compre-       Compre-
                          Common   Capital    Retained   hensive       hensive
                          Stock    Surplus    Earnings   Income        Income      Total
                                                         (Loss)

Balances -
  January 1, 2000         49,793   93,679     175,588     (11,378)                307,682

Comprehensive
  Income:
   Net income                                  11,050                   11,050     11,050

Other comprehensive
  income net of tax:
   Unrealized gain on
    available-for-
    sale securities                                                        456         456

  Less: Reclassifi-
   cation adjustment
   for gains realized
   in net income                                                            --         --

   Other compre-
    hensive income,
    net of tax                                                456          456
     Total compre-
      hensive income                                                    11,505

Cash dividends                                 (5,854)                             (5,854)
Acquisition of
  common stock              (270)  (2,975)                                         (3,245)

Issuance of
 stock-benefit plans         276    3,653                                           3,929


Balances -
  March 31, 2000          49,799   94,357     180,784     (10,922)                314,018

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Three Months Ended
                                                              March 31,      March 31,
                                                              2000           1999
Cash Flows From Operating Activities
Net income                                                      11,050         11,661
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                1,931          1,763
    Provision for loan losses                                      763            920
    Profit on securities available for sale                        --           3,105
    Increase in other assets                                    (2,424)        (3,356)
    Increase in other liabilities                                3,192          5,338
    Net cash provided by operating activities                   14,512         19,431

Cash Flows From Investing Activities
  Increase in interest-bearing
   deposits in other banks                                        (116)          (107)
  Proceeds from maturities and calls
   of available for sale securities                              7,892         24,564
  Proceeds from sales of available for sale
   securities                                                      --          53,718
  Purchase of securities available for sale                    (22,515)       (86,316)
  Proceeds from maturities of investment
   securities                                                   16,267         31,038
  Purchase of investment securities                            (18,979)       (10,307)
  (Increase) decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                   (38,598)         7,266
  Net increase in loans                                        (42,733)       (33,183)
  Purchases of bank premises and equipment                      (2,063)        (3,890)
  Proceeds from sale of other real estate owned                    766              6
    Net cash used in investing activities                     (100,079)       (17,211)

Cash Flows From Financing Activities
  Net increase (decrease) in noninterest-bearing
   and interest-bearing demand deposits
   and savings accounts                                         43,832        (30,457)
  Net increase (decrease) in certificates
   of deposit                                                   44,372         (1,011)
  Dividends paid                                                (5,854)        (4,619)
  Decrease in other short-term borrowings                       (3,081)        (7,632)
  Increase (decrease) in long-term debt                           (801)         2,729
  Acquisition of common stock                                   (3,245)        (3,582)
  Net proceeds from issuance of common stock                     2,986          2,453


F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Three Months Ended
                                                              March 31,      March 31,
                                                              2000           1999


Net cash provided by (used in)
  financing activities                                          78,209        (42,119)

   Decrease in cash and
    cash equivalents                                            (7,358)       (39,899)

Cash and Cash Equivalents
  Beginning                                                    127,633        169,181

  Ending                                                       120,275        129,282


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                                  20,655         19,759
   Interest paid on other short-term
    borrowings                                                   1,199            845

                                                                21,854         20,604

   Income taxes                                                  1,180          6,120

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   2000 - 68,500 shares;
   1999 - 67,000 shares                                            943          1,003

  Loan balances transferred to foreclosed
   properties                                                      754          1,682

  Market value adjustment available for
   sale securities                                                 702         (4,857)




See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
March 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and December 31, 1999, and the results of operations and changes in cash flows for the three months ended March 31, 2000 and 1999. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1999.

The amounts previously reported for the periods presented have been retroactively restated to reflect the acquisition of The State Bank of the Alleghenies on January 3, 2000. The transaction was accounted for under the pooling of interests method.

2. The results of operations for the three-month periods ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

3. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of March 31, 2000, are as follows:

                                 March 31, 2000 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                     408,789        870       (13,975)      395,684
Obligations of states and
 political subdivisions            24,650         98          (220)       24,528
Corporate securities               19,127          7          (314)       18,820
                                  452,566        975       (14,509)      439,032

F&M's amortized cost and market value of the available for sale securities as of March 31, 2000, are as follows:

                                   March 31, 2000 (000 omitted)
                                                Gross        Gross
                                   Amortized    Unrealized   Unrealized    Market
                                   Cost         Gains        (Losses)      Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                      436,153        990        (16,580)      420,563
Obligations of states and
 political subdivisions             10,450          2           (302)       10,150
Other                               19,507        193         (1,141)       18,559

                                   466,110      1,185        (18,023)      449,272

4.  F&M's loan portfolio is composed of the following:

                                                 March 31,        December 31,
                                                 2000             1999
                                                 (000 Omitted)

Loans - held for sale                               18,474           22,217
Commercial, financial and agricultural             290,329          300,015
Real estate-construction                           113,914          108,631
Real estate-mortgage                             1,238,904        1,192,015
Consumer loans to individuals                      270,776          268,052
  Total loans                                    1,932,397        1,890,930
Less:  Unearned income                              (3,396)          (3,615)
       Allowance for loan losses                   (24,520)         (24,050)
Loans, net                                       1,904,481        1,863,265

F&M had $9,059,000 in loans in a non-accrual category at March 31, 2000.

5.  Reserve for Loan Losses:

                                                 March 31,        December 31,
                                                 2000             1999
                                                 (000 Omitted)
Balance at January 1                             24,050           23,509
Provision charged to operating expense              763            4,021
Recoveries added to the reserve                     153              850
Loan losses charged to the reserve                 (446)          (4,330)
Balance at end of period                         24,520           24,050

6.  Earnings and dividends paid per share:

                             March 31, 2000               March 31, 1999
                                             Per                        Per
                             (in 000s)       Share        (in 000s)     Share
                             Shares          Amount       Shares        Amount
Basic EPS                    24,922          0.44         25,056        0.47

Effective of
dilutive securities:
 Stock options                  150                          211
Diluted EPS                  25,072          0.44         25,267        0.46

7. F&M, on August 11, 1999, declared a 3% stock dividend payable on October 26, 1999, to shareholders of record on September 24, 1999. F&M issued approximately 665,806 shares of common stock with cash being paid in lieu of fractional shares.

8. On January 3, 2000, the Corporation acquired The State Bank of the Alleghenies, Covington, Virginia, for approximately 1,912,000 shares of F&M common stock in a transaction accounted for as a pooling-of-interests. Upon the effective date of the share exchange, The State Bank of the Alleghenies changed its name to F&M Bank-Highlands.




INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F&M National Corporation and Subsidiaries as of March 31, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of F&M National Corporation and Subsidiaries as of December 31, 1999, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 28, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
May 9, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F&M" or the "Corporation").

FINANCIAL CONDITION

Total assets on March 31, 2000, were $3.192 billion, up $120.9 million or 3.9% from $3.071 billion at March 31, 1999. Total assets at December 31, 1999, were $3.098 billion. For the first three months of 2000, total assets averaged $3.143 billion, 3.8% above the first three months 1999 average of $3.027 billion.

Total loans, net of unearned income, amounted to $1.929 billion at March 31, 2000, an increase of $72.6 million or 3.9% from $1.856 billion at March 31, 1999. At December 31, 1999, total loans, net, were $1.887 billion. Total loans (net) as a percent of total assets were 60.5% at March 31, 2000, as compared to 60.4% at March 31, 1999, and 60.9% at December 31, 1999. Net loan volume for the first three months of 2000 increased $41.7 million as compared to $61.9 million for the first three months of 1999. The change in loan volume is a result of increases in the prime lending rate slowing the demand for loans and the effect of competition in the market place vying for loan customers.

On March 31, 2000, the securities portfolio totaled $901.8 million, which was $93.6 million or 11.6% higher than the year before, and $18.0 million or 2.0% higher than at December 31, 1999. Funds invested in the securities portfolio were invested in U. S. Government and U. S. Agency securities in an effort to balance the asset risk portfolio between available for sale and held to maturity securities. Federal funds sold and securities purchased under agreement to resell were $107.3 million at March 31, 2000, $38.6 million or 56.2% higher than $68.7 million outstanding at December 31, 1999. Federal funds sold are one-day sales of funds to large regional correspondent banks and are the lowest earning pool of interest-earning funds. Federal funds have increased due to the decrease in demand for funding loans.

The market value of available for sale ("AFS") securities according to FASB 115 at March 31, 2000, was $449.3 million as compared to $433.9 million at March 31, 1999. F&M increased the investment in AFS securities as a result of attractive rates and the high quality of U.S. Government securities. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes reflected in Shareholders' Equity was $(10.9) million at March 31, 2000, a decrease from the March 31, 1999 balance of $1.6 million. Recent increases in interest rates by the Federal Reserve have a converse relationship to the market rates in the investment portfolio contributing to the decline in market value of securities. The decline in the market value of available for sale securities below book value is a temporary market condition and is not indicative of a deterioration of asset rating or quality.


Total deposits increased $117.1 million or 4.5% to $2.706 billion at March 31, 2000, compared to one year earlier. At December 31, 1999, total deposits were $2.618 billion. Noninterest-bearing deposits increased $37.3 million or 7.2% from $521.6 million at March 31, 1999, to $558.9 million at March 31, 2000. Interest-bearing deposits increased $79.8 million or 3.9% from $2.067 billion at March 31, 1999, to $2.147 billion at March 31, 2000. F&M customers are balancing the liquidity of a demand deposit position with investing in short-term time deposits in anticipation of the possibility of higher interest rates in the near term by the Federal Reserve. F&M offers attractive, yet competitive, rates that are set to maintain a fair net interest margin.

Long-term debt was $24.6 million at March 31, 2000, up $855 thousand or 3.6% as compared to $23.8 million at March 31, 1999. Long-term debt was $25.4 million at year-end 1999. Long-term debt consists of borrowed funds from Federal Home Loan Banks that supports loans to eligible bank customers for a period of 10 to 15 years for low-income housing.

RESULTS OF OPERATIONS

Net income for the first three months of 2000 amounted to $11.1 million, decreasing $611 thousand or (5.3)% from $11.7 million for the first three months of 1999. The decline in net income was the result of $2.0 million in security gains, net of income tax, taken in the first quarter 1999 offset by $473 thousand of other real estate expenses, net of income tax, that was also taken in the first quarter 1999. Net income for the first three months of 2000 was $11.1 million, increasing $1.4 million or 14.4% from $9.7 million for the first three months of 1999, if these nonrecurring income and nonrecurring expenses were eliminated.

The yield on interest-earning assets was 7.84% for the first three months 2000 as compared to 7.60% for the first three months 1999, and the yield on interest-bearing deposits was 3.98% for the first three months 2000 as compared to 3.83% for the first three months 1999.

Return on average assets was 1.41% for the first three months of 2000, compared with 1.56% for the same period in 1999 and for the year 1999. F&M's return on average equity was 14.13% for the first three months of 2000, 15.06% for the first three months of 1999, and 13.99% for the year ended 1999.

Net interest income totaled $33.6 million for the first three months of 2000, a $1.6 million or 5.1% increase over F&M's performance for the first three months of 1999. The net interest margin on a Federal tax equivalent basis for the first three months of 2000 was 4.73%, up 2 basis points from 4.71% for the first three months of 1999. The increase in net interest margin is primarily the effect of higher net yield on variable rate interest-bearing assets facilitated by recent increases in the prime lending rate.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $21.0 million at March 31, 2000, a increase of $1.1 million or 5.5% from $19.9 million at December 31, 1999. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at March 31, 2000, were $9.2 million or 0.5% of total loans, up $300 thousand from $8.9 million at December 31, 1999. Nonperforming loans are those loans where, in the opinion of management, the full collection of principal or interest is unlikely.

FASB 114 defines impaired loans as all loans excluding personal real estate and consumer loans about which there is doubt as to the ability of the customer to meet their contractual obligations.

                                             March 31, 2000

     Commercial nonaccrual loans                   $ 2,612
     Commercial accrual loans                       14,383
     Total impaired loans                          $16,995

At March 31, 2000, impaired loans totaled $17.0 million upon which an allowance of $2.9 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of March 31, 2000, was $354,000. The average balance of impaired loans for the first three months 2000 was $15.9 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $3.0 million at March 31, 2000, and $4.3 million at December 31, 1999.

Foreclosed properties consists of 31 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At March 31, 2000, foreclosed properties were $11.8 million as compared to $11.0 million at December 31, 1999.

The allowance for loan losses has increased to $24.5 million at March 31, 2000, as compared to $24.1 million at year end 1999. The allowance for loan losses increased $470 thousand in the first three months of 2000 as compared to $392 thousand for the first three months of 1999. The amount provided for loan losses in 2000 and 1999 is an amount, in management's judgment, is sufficient for the risk associated with the loan portfolio. The ratio of allowance for loan losses to total loans was 1.27% at March 31, 2000, as compared to 1.29% for both March 31, 1999 and 1.27% at year-end 1999.

Total noninterest income decreased $1.3 million or 10.0% from $12.8 million for the first three months of 1999 to $11.5 million for the first three months of 2000. For the first three months of 2000, gains realized on securities available for sale were $3.1 million or 24.2% of total noninterest income, whereas, for the first three months of 2000 there were no securities gains taken. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer.

Credit card fees were $1.2 million for the first three months of 2000, up $122 thousand or 11.7% over the first three months of 1999 as a result of marketing efforts to attract new credit card customers and additional customer activity. Insurance commission income for the first three months of 2000 was $2.3 million, up $28 thousand from the first three months of 1999 primarily as a result of increased business activity of F&M's insurance agencies, whose primary sources of revenue are derived from selling insurance policies to customers. Revenues from fees for other customer services increased $1.1 million or 65.5% from $1.6 million for the first three months of 1999 to $2.7 million in 2000 primarily as a result of fees charged customers in the secondary market. Other operating income increased $304 thousand or 74.9%, up from $406 thousand for the first three months of 1999 to $710 thousand for the first three months of 2000. The increase in other operating income is a seasonal variation in other fees and charges.

Total noninterest expenses increased $1.6 million or 6.4% from $25.8 million for the first three months of 1999 to $27.5 million for the first three months of 2000. Salary expense increased $1.3 million or 9.0% from $14.4 million for the first three months of 1999 to $15.7 million for the first three months of 2000 as a result of employing additional personnel due to branch expansion, certain employees who are paid on a commission basis, and increases in costs associated with salaries and benefits. The cost of net occupancy expense has increased $292 thousand or 13.0% to $2.5 million for the first three months of 2000, as a result of acquiring new branches and remodeling older branches. Furniture and equipment expense increased $120 thousand or 6.3% from $2.0 million for the first three months of 2000, which is reflective of higher 2000 costs related to equipment and software upgrades. Credit card expense was up $84 thousand or 11.0% from $767 thousand for the first three months of 1999 to $851 thousand for the first three months of 2000 as a result of direct marketing and additional card customer activity. Other operating expense decreased $151 thousand from $6.5 million for the first three months of 1999 to $6.3 million for the first three months of 2000.

Income taxes decreased $517 thousand or 8.2% from $6.3 million for the first three months of 1999 to $5.8 million for the first three months of 2000. The decrease in income taxes is the result of smaller amounts of income subject to income taxes.

ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans, which has a positive impact on net income.

Total loan charge offs less recoveries amounted to $293 thousand for the first three months of 2000, representing a ratio of net charge offs to total average loans, net of unearned income, of 0.06%, annualized. This compares to 1999 twelve-month net charge-offs of $3.5 million, or 0.19% of average loans.

As of March 31, 2000, loans on non-accrual basis amounted to $9.1 million, or 0.9% of total loans, net of unearned discount, down from $11.9 million for the same period 1999. Loans 90 days or more past due and still accruing totaled $3.0 million, or 0.15% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At March 31, 2000, the potential problem loans were $18.7 million and included eight lending relationships with principal balance in excess of $500,000. Those eight lending relationships had an aggregate principal balance outstanding of $9.5 million.

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

F&M's risk-based capital position at March 31, 2000 was $314.9 million, or 15.7% of risk-weighted assets, for Tier I capital and $339.4 million, or 16.9% for total risk based capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information reported as of December 31, 1999, in Form 10-K.


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

(a)  Exhibits:

      (2)  Plan of Acquisition, Reorganization, Arrangement,
           Liquidation, or Succession - not applicable.

      (3)  (i)  Articles of Incorporation - not applicable.
           (ii) By-laws - not applicable.

      (4)  Instruments Defining the Rights of Security Holders
           Including Indentures - not applicable.

     (10)  Material Contracts.

           Incorporated herein by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1999, filed with the Commission on March 29, 2000, under Exhibit 10.

     (11)  Statement re Computation of Per Share Earnings.

           Incorporated herein by reference to Note 11, page 37, of Registrant's 1999 Annual Report to Shareholders filed as
           Exhibit 13 to Form 10-K for the year ended December 31, 1999, filed with the Commission on March 29, 2000.

     (15) Letter re Unaudited Interim Financial Information - not applicable.

     (18)  Letter re change in accounting principles - not applicable.

     (19)  Reports furnished to security holders.

           Incorporated herein by reference to Registrant's Notice of Annual Meeting and Proxy Statement dated March 24, 2000, filed with the Commission on March 22, 2000.

    (22)  Published Report Regarding Matters Submitted to Vote of
           Security Holders - not applicable.

     (23)  Consent of Experts and Counsel - not applicable.

     (24)  Power of Attorney - not applicable.

     (27)  Financial Data Schedules - Included herein as Exhibit 27.

     (99)  Additional Exhibits - None.

(b)  Reports on Form 8-K.

     (1) January 3, 2000, for event of January 3, 2000, under Item 5. to announce the completion of the affiliation of The State Bank of the Alleghenies, Covington, Virginia, by the Registrant.

     (2)   January 20, 2000, for event of January 13, 2000, under ITEM
           5. to report authorization by the Registrant's Board of Directors for management to purchase 175,000 additional shares of the Registrant's common stock on the open market.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M NATIONAL CORPORATION



/s/  Alfred B. Whitt
Alfred B. Whitt
President/CEO, Vice Chairman, and Chief Financial Officer



/s/  Charles E. Curtis
Vice Chairman and Chief Administrative Officer

Date:  May 10, 2000