Form 10-Q
period 2000-06-30
F&M NATIONAL CORP
filed 2000-08-10
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended June 30, 2000             Commission File No. 0-5929


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


As of August 8, 2000, there were 24,851,026 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     June 30,        December 31,
                                                     2000            1999
Assets:
   Cash and due from banks                             149,794         127,633
   Interest-bearing deposits in other banks              1,899             225
   Securities-held to maturity(market value
     June 30, 2000-$446,703;
     December 31, 1999-$437,538)                       460,503         449,854
   Securities-available for sale
     (market value)                                    452,552         433,947

   Federal funds sold and securities
     purchased under agreements to resell               86,064          68,712

   Loans held for sale                                  32,380          22,217
   Loans                                             1,975,157       1,868,713
     Unearned income                                    (3,392)         (3,615)
       Loans (net of unearned income)                2,004,145       1,887,315
     Allowance for loan losses                         (23,871)        (24,050)
       Net loans                                     1,980,274       1,863,265

   Bank premises and equipment, net                     76,324          74,501
   Other assets                                         81,131          80,030

     Total assets                                    3,288,541       3,098,167


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits
     Non-interest bearing                              613,877         541,417
     Interest bearing                                2,131,233       2,076,438
       Total deposits                                2,745,110       2,617,855

   Federal funds purchased and securities
     sold under agreements to repurchase               149,137          95,008

   Other short-term borrowings                          22,539          24,120
   Long-term debt                                       23,711          25,443
   Other liabilities                                    29,935          28,059

       Total liabilities                             2,970,432       2,790,485


F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     June 30,        December 31,
                                                     2000            1999

Shareholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                 0               0

   Common stock par value $2.00 per
     share, authorized 30,900,000 shares:
     issued June 30, 2000-24,854,026
     shares; issued December 31,
     1999-24,896,500 shares                             49,708          49,793

   Capital surplus                                      93,367          93,679
   Retained earnings                                   186,440         175,588
   Accumulated other
    comprehensive income (loss)                        (11,406)        (11,378)

       Total shareholders' equity                      318,109         307,682

Total liabilities and
   shareholders' equity                              3,288,541       3,098,167



See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                           (Unaudited)            (Unaudited)
                                           For the Six            For the Three
                                           Months Ended           Months Ended
                                           June 30,    June 30,   June 30,    June 30,
                                           2000        1999       2000        1999

Interest Income:
 Interest and fees on loans                 82,447      78,893     42,324      39,682

 Securities held to maturity:
  Taxable interest income                   13,577      11,321      6,893       5,666
  Interest income exempt from
   Federal income taxes                        774         754        402         378

 Securities available for sale:
  Taxable interest income                   13,650      11,958      6,937       6,108
  Interest income exempt from
   Federal income taxes                         27          27         14          13
  Dividend income                              549         467        283         236
   Total security interest income           28,577      24,527     14,529      12,401

 Interest on federal funds sold
  and securities purchased
  under agreements to resell                 3,300       2,849      1,675         418
 Interest on deposits in banks                   1          25         (1)         13
   Total interest income                   114,325     106,294     58,527      53,514

Interest Expense:
 Interest on deposits                       42,398      39,257     21,747      19,579
 Interest on short-term borrowings           3,234       1,794      2,035         949
 Interest on long-term debt                    800         742        406         396
   Total interest expense                   46,432      41,793     24,188      20,924
   Net interest income                      67,893      64,501     34,339      32,590

Provision for loan losses                    1,789       2,021      1,026       1,101
  Net interest income after
   provision for loan losses                66,104      62,480     33,313      31,489

Other Income:
 Commissions and fees from
  fiduciary activities                       1,578       1,456        792         726
 Service charges on
  deposit accounts                           8,525       7,503      4,642       3,883
 Credit card fees                            2,429       2,201      1,264       1,158
 Fees for other customer services            6,300       3,625      3,644       2,020
 Insurance commissions                       4,811       4,528      2,472       2,217
 Other operating income                      3,524       2,345      2,814       1,939
 Profits on securities
  available for sale                           --        3,113         --           8

   Total other income                       27,167      24,771     15,628      11,951

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                           (Unaudited)            (Unaudited)
                                           For the Six            For the Three
                                           Months Ended           Months Ended
                                           June 30,    June 30,   June 30,    June 30,
                                           2000        1999       2000        1999

Other Expenses:
 Salaries and employees' benefits           32,491      30,810     16,776      16,396
 Net occupancy expense of premises           4,893       4,492      2,350       2,241
 Furniture and equipment expense             4,009       3,526      1,976       1,613
 Credit card expense                         1,761       1,710        910         943
 Other operating expense                    15,005      12,680      8,694       6,218
  Total other expense                       58,159      53,218     30,706      27,411

   Income before income taxes               35,112      34,003     18,235      16,028
   Income tax expense                       12,194      12,017      6,367       5,693

   Net income                               22,918      22,016     11,868      10,355

Average shares:
 Basic                                      24,894      25,032     24,866      25,007
 Assuming dilution                          25,039      25,215     25,006      25,241

Earnings per common share:
   Basic                                     $0.92       $0.88      $0.48       $0.41
   Assuming dilution                         $0.92       $0.87      $0.47       $0.41

   Dividends per share                       $0.485      $0.43      $0.25       $0.235



See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (000
OMITTED)
                                                         Accumulated
                                                         Other
                                                         Compre-       Compre-
                          Common   Capital    Retained   hensive       hensive
                          Stock    Surplus    Earnings   Income        Income      Total
                                                         (Loss)

Balances -
  January 1, 1999         48,845   81,910     174,777        6,416                 311,948

Comprehensive
  Income:
   Net income                                  22,016                    22,016     22,016
   Other comprehensive
    income-net of tax:
  Unrealized loss on
   available for sale
   securities                                                           (12,392)   (12,392)

  Less: Reclassifi-
   cation adjustment
   for gains realized
   in net income                                                          2,023      2,023

  Other comprehensive
   income (loss),
   net of tax                                              (10,369)     (10,369)
  Total compre-
   hensive income                                                         1,278

Cash dividends                                (10,115)                             (10,115)
Acquisition of common
  stock                     (580)  (7,744)                                          (8,324)
Issuance of stock -
 benefit plans               244    3,331                                            3,575

Balances -
  June 30, 1999           48,509   77,497     186,678       (3,953)                308,731

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (000
OMITTED)
                                                         Accumulated
                                                         Other
                                                         Compre-       Compre-
                          Common   Capital    Retained   hensive       hensive
                          Stock    Surplus    Earnings   Income        Income      Total
                                                         (Loss)

Balances -
  January 1, 2000         49,793   93,679     175,588     (11,378)                307,682

Comprehensive
  Income:
   Net income                                  22,918                   22,918     22,918

Other comprehensive
  income net of tax:
   Unrealized gain on
    available-for-
    sale securities                                                        (28)       (28)

  Less: Reclassifi-
   cation adjustment
   for gains realized
   in net income                                                            --         --

   Other compre-
    hensive income,
    net of tax                                                (28)         (28)
     Total compre-
      hensive income                                                    22,890

Cash dividends                                (12,066)                            (12,066)
Acquisition of
  common stock              (364)  (3,975)                                         (4,339)

Issuance of
  stock-benefit plans        279    3,663                                           3,942


Balances -
  June 30, 2000           49,708   93,367     186,440     (11,406)                318,109

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Six Months Ended
                                                              June 30,       June 30,
                                                              2000           1999
Cash Flows From Operating Activities
Net income                                                      22,918         22,016
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                3,857          3,606
    Provision for loan losses                                    1,789          2,021
    Profit on securities available for sale                        --           3,113
    Increase in other assets                                    (1,548)        (4,587)
    Increase (decrease) in other liabilities                     1,876         (2,124)
    Net cash provided by operating activities                   28,892         24,045

Cash Flows From Investing Activities
  Increase in interest-bearing
   deposits in other banks                                      (1,674)        (1,183)
  Proceeds from maturities and calls
   of available for sale securities                             18,315        111,368
  Purchase of securities available for sale                    (36,963)      (139,428)
  Proceeds from maturities of investment
   securities                                                   26,076         47,678
  Purchase of investment securities                            (36,725)       (70,160)
  (Increase) decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                   (17,352)        78,306
  Net increase in loans                                       (119,835)       (52,445)
  Purchases of bank premises and equipment                      (5,103)        (6,715)
  Proceeds from sale of other real estate owned                  1,865          2,004
    Net cash used in investing activities                     (171,396)       (30,575)

Cash Flows From Financing Activities
  Net increase in noninterest-bearing
   and interest-bearing demand deposits
   and savings accounts                                         82,267          8,037
  Net increase (decrease) in certificates
   of deposit                                                   44,988        (30,488)
  Dividends paid                                               (12,066)       (10,115)
  Increase (decrease) in other
   short-term borrowings                                        52,548         (3,722)
  Increase (decrease) in long-term debt                         (1,732)         7,118
  Acquisition of common stock                                   (4,339)        (8,324)
  Net proceeds from issuance of common stock                     2,999          2,572


F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              (Unaudited)
                                                              For the Six Months Ended
                                                              June 30,       June 30,
                                                              2000           1999


Net cash provided by (used in)
  financing activities                                         164,665        (34,922)

   Increase (decrease) in cash and
    cash equivalents                                            22,161        (41,452)

Cash and Cash Equivalents
  Beginning                                                    127,633        169,181

  Ending                                                       149,794        127,729


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                                  44,046         41,793
   Interest paid on other short-term
    borrowings                                                   3,235          1,794

                                                                47,281         43,587

   Income taxes                                                 10,952         12,280

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   2000 - 68,500 shares;
   1999 - 67,000 shares                                            943          1,003

  Loan balances transferred to foreclosed
   properties                                                    1,037          2,258

  Market value adjustment available for
   sale securities                                                 (43)       (14,556)




See Accompanying Notes to Consolidated Financial Statements


F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and December 31, 1999, and the results of operations and changes in cash flows for the six months ended June 30, 2000 and 1999. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1999.

The amounts previously reported for the periods presented have been retroactively restated to reflect the acquisition of The State Bank of the Alleghenies on January 3, 2000. The transaction was accounted for under the pooling of interests method.

2. The results of operations for the six-month periods ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

3. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of June 30, 2000, are as follows:


                                 June 30, 2000 (000 omitted)
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        (Losses)     Value

U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                     435,318        861       (14,561)      421,618
Obligations of states and
 political subdivisions            24,124         90          (190)       24,024
Corporate securities                1,061          2            (2)        1,061
                                  460,503        953       (14,753)      446,703


F&M's amortized cost and market value of the available for sale securities as of June 30, 2000, are as follows:

                                   June 30, 2000 (000 omitted)
                                                Gross        Gross
                                   Amortized    Unrealized   Unrealized    Market
                                   Cost         Gains        (Losses)      Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                      439,376        839        (17,209)      423,006
Obligations of states and
 political subdivisions             10,451          2           (291)       10,162
Other                               20,331          -           (947)       19,384

                                   470,158        841        (18,447)      452,552

4.  F&M's loan portfolio is composed of the following:

                                                 June 30,         December 31,
                                                 2000             1999
                                                 (000 Omitted)

Loans - held for sale                               32,380           22,217
Commercial, financial and agricultural             312,699          300,015
Real estate-construction                           113,074          108,631
Real estate-mortgage                             1,271,095        1,192,015
Consumer loans to individuals                      278,289          268,052
  Total loans                                    2,007,537        1,890,930
Less:  Unearned income                              (3,392)          (3,615)
       Allowance for loan losses                   (23,871)         (24,050)
Loans, net                                       1,980,274        1,863,265

F&M had $11,822,000 in loans in a non-accrual category at June 30, 2000.

5.  Reserve for Loan Losses:

                                                 June 30,         December 31,
                                                 2000             1999
                                                 (000 Omitted)
Balance at January 1                             24,050           23,509
Provision charged to operating expense            1,789            4,021
Recoveries added to the reserve                     280              850
Loan losses charged to the reserve               (2,248)          (4,330)
Balance at end of period                         23,871           24,050

6.  Earnings and dividends paid per share:

                             June 30, 2000                June 30, 1999
                                             Per                        Per
                             (in 000s)       Share        (in 000s)     Share
                             Shares          Amount       Shares        Amount
Basic EPS                    24,894          0.92         25,032        0.88
Effective of
 dilutive securities:
  Stock options                 145                          183
Diluted EPS                  25,039          0.92         25,215        0.87


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

9. On May 4, 2000, the Corporation agreed to acquire $310 million in deposits and 15 banking offices from Wachovia Bank, N.A. The new locations will be acquired by five of F&M's community banks. F&M Bank-Winchester will acquire two locations in Luray, Virginia. F&M Bank-Massanutten will acquire one location in Staunton. F&M Bank-Highlands will acquire one location in Vinton. F&M Bank-Central Virginia will acquire locations in Fork Union, Gordonsville, Mineral, Palmyra, and Ruckersville, and two locations in Chatham. F&M Bank-Emporia will expand with new locations in Blackstone, Drakes Branch, Franklin, and Kenbridge. The transfer is scheduled for the third quarter 2000 and will be accretive for F&M in the first twelve months.

10. On July 13, 2000, the Corporation and Atlantic Financial Corp. of Newport News, Virginia announced the signing of a definitive agreement for the affiliation of Atlantic with F&M. Under terms of the agreement, F&M will exchange 0.753 shares of its common stock for each share of Atlantic stock. The transaction has an indicated value of approximately $70.59 million, or $16.85 per Atlantic share. The transaction is calculated at 1.55 times book value for 2000. The offer is 14.0 times 2000 estimated earnings. The transaction is intended to qualify as a tax-free exchange and be accounted for as a pooling of interests. Atlantic's two bank subsidiaries, Peninsula Trust Bank and United Community Bank, will be combined and will be operated as a separate banking subsidiary of F&M under the name of F&M Bank-Atlantic. The transaction is expected to be completed no later than the first quarter of 2001.



INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F&M National Corporation and Subsidiaries as of June 30, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
August 9, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F&M" or the "Corporation").

FINANCIAL CONDITION

Total assets on June 30, 2000, were $3.289 billion, up $212.8 million or 6.9% from $3.076 billion at June 30, 1999. Total assets at December 31, 1999, were $3.098 billion. For the first six months of 2000, total assets averaged $3.199 billion, 4.9% above the first six months 1999 average of $3.049 billion.

Total loans, net of unearned income, amounted to $2.004 billion at June 30, 2000, an increase of $130.4 million or 7.0% from $1.874 billion at June 30, 1999. At December 31, 1999, total loans, net, were $1.887 billion. Total loans (net) as a percent of total assets were 60.9% at June 30, 2000, June 30, 1999, and December 31, 1999.
Net loan volume for the first six months of 2000 was $116.8 million as compared to $48.3 million for the first six months of 1999. The change in loan volume is a result of an increase in volume of primarily business and commercial real estate lending.

On June 30, 2000, the securities portfolio totaled $913.1 million, which was $47.1 million or 5.4% higher than the year before, and $29.3 million or 3.3% higher than at December 31, 1999. Funds invested in the securities portfolio were invested primarily in U. S. Agency securities, which had attractive yield and maturity offerings. Federal funds sold and securities purchased under agreement to resell were $86.1 million at June 30, 2000, $17.4 million or 25.3% higher than $68.7 million outstanding at December 31, 1999. Federal funds sold are one-day sales of funds to large regional correspondent banks and are the lowest earning pool of interest-earning funds. Federal funds have increased due to special certificate of deposit promotions by F&M subsidiary banks.

The market value of available for sale ("AFS") securities at June 30, 2000, was $452.6 million as compared to $440.7 million at June 30, 1999. F&M increased the investment in AFS securities as a result of attractive rates and the high quality of US agency securities. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes reflected in Shareholders' Equity was $(11.4) million at June 30, 2000, a $7.4 million decrease from the June 30, 1999 balance of $(4.0) million. Recent increases in interest rates by the Federal Reserve have a converse relationship to the market rates in the investment portfolio contributing to the decline in market value of securities. The decline in value is a "paper" loss, which is not realized unless the entire AFS portfolio would be sold, which is not likely. The decline in the market value of available for sale securities below book value is a temporary market condition and is not indicative of a deterioration of asset rating or quality.


Total deposits increased $147.2 million or 5.7% to $2.745 billion at June 30, 2000, compared to one year earlier. At December 31, 1999, total deposits were $2.618 billion. Noninterest-bearing deposits increased $41.9 million or 7.3% from $572.0 million at June 30, 1999, to $613.9 million at June 30, 2000. Interest-bearing deposits increased $105.3 million or 5.2% from $2.026 billion at June 30, 1999, to $2.131 billion at June 30, 2000. F&M customers were especially attracted to the special promotion certificates of deposit, which began, in the fourth quarter of 1999 due to premium rates being offered. F&M offers attractive, yet competitive, rates that are set to maintain a fair net interest margin.

Long-term debt was $23.7 million at June 30, 2000, down $4.5 million or 15.8% from $28.2 million at June 30, 1999. Long-term debt was $25.4 million at year-end 1999. Long-term debt consists of borrowed funds from Federal Home Loan Banks that supports loans to eligible bank customers for a period of 10 to 15 years for low-income housing.


RESULTS OF OPERATIONS

Net income for the first six months of 2000 amounted to $22.9 million, increasing $902 thousand or 4.1% from $22.0 million for the first six months of 1999. If nonrecurring items of income and expense were eliminated, net income for the first six months 2000 would have been $22.9 million as compared to $20.1 million for the first six months 1999, increasing $2.9 million or 14.4%.

The yield on interest-earning assets was 7.90% for the first six months 2000 as compared to 7.61% for the first six months 1999, and the yield on interest-bearing deposits was 4.09% for the first six months 2000 as compared to 3.83% for the first six months 1999.

Return on average assets was 1.44% for the first six months of 2000, compared with 1.46% for the same period in 1999 and 1.40% for the year 1999. F&M's return on average equity was 14.58% for the first six months of 2000, 14.15% for the first six months of 1999, and 13.78% for the year ended 1999.

Net interest income totaled $67.9 million for the first six months of 2000, a $3.4 million or 5.3% increase over F&M's performance for the first six months of 1999. The net interest margin on a Federal tax equivalent basis for the first six months of 2000 was 4.71%, up 4 basis points from 4.67% for the first six months of 1999. The increase in net interest margin is primarily the effect of higher net yield on variable rate interest-bearing assets facilitated by recent increases in the prime lending rate.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $22.0 million at June 30, 2000, a decrease of $2.1 million or 10.6% from $19.9 million at December 31, 1999. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at June 30, 2000, were $11.9 million or 0.6% of total loans, up $3.0 million from $8.9 million at December 31, 1999. Nonperforming loans are those loans where, in the opinion of management, the full collection of principal or interest is unlikely.

FASB 114 defines impaired loans as all loans excluding personal real estate and consumer loans about which there is doubt as to the ability of the customer to meet their contractual obligations.

                             June 30, 2000

Commercial nonaccrual loans                  $  3,861
Commercial accrual loans                       13,907
Total impaired loans                         $ 17,768

At June 30, 2000, impaired loans totaled $17.8 million upon which an allowance of $3.1 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of June 30, 2000, was $798,000. The average balance of impaired loans for the first six months 2000 was $18.5 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $4.7 million at June 30, 2000, and $4.3 million at December 31, 1999.

Foreclosed properties consist of 26 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At June 30, 2000, foreclosed properties were $11.4 million as compared to $11.0 million at December 31, 1999.

The allowance for loan losses was $23.9 million at June 30, 2000, as compared to $24.1 million at year-nd 1999. The allowance for loan losses decreased $179 thousand in the first six months of 2000 as compared to a $406 thousand increase for the first six months of 1999. The amount provided for loan losses in 2000 and 1999 is an amount, in management's judgment, is sufficient for the risk associated with the loan portfolio. The ratio of allowance for loan losses to total loans was 1.19% at June 30, 2000, as compared to 1.26% for both June 30, 1999 and 1.27% at year-end 1999.

Total noninterest income increased $2.4 million or 9.7% from $24.8 million for the first six months of 1999 to $27.2 million for the first six months of 2000. Gains realized on securities available for sale in the first six months of 1999 were $3.1 million or 12.6% of total noninterest income, whereas, for the first six months of 2000 there were no securities gains taken. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer.

Credit card fees were $2.4 million for the first six months of 2000, up $228 thousand or 10.4% over the first six months of 1999 as a result of marketing efforts to attract new credit card customers and additional customer activity. Insurance commission income for the first six months of 2000 was $4.8 million, up $283 thousand from the first six months of 1999 primarily as a result of increased business activity of F&M's insurance agencies, whose primary sources of revenue are derived from selling insurance policies to customers. Revenues from fees for other customer services increased $2.7 million or 73.8% from $3.6 million for the first six months of 1999 to $6.3 million in 2000 primarily as a result of fees charged customers in the secondary market. Other operating income increased $1.2 million or 50.3%, up from $2.3 million for the first six months of 1999 to $3.5 million for the first six months of 2000. The increase in other operating income is a seasonal variation in other fees and charges.

Total noninterest expenses increased $4.9 million or 9.3% from $53.2 million for the first six months of 1999 to $58.2 million for the first six months of 2000. Salary expense increased $1.7 million or 5.5% from $30.8 million for the first six months of 1999 to $32.5 million for the first six months of 2000 as a result of employing additional personnel due to branch expansion, certain employees who are paid on a commission basis, and increases in costs associated with salaries and benefits. The cost of net occupancy expense has increased $401 thousand or 8.9% to $4.9 million for the first six months of 2000, as a result of acquiring new branches and remodeling older branches. Furniture and equipment expense increased $483 thousand or 13.7% to $4.0 million for the first six months of 2000, which is reflective of higher 2000 costs related to equipment and software upgrades. Credit card expense increased $51 thousand or 3.0% from $1.7 million for the first six months of 1999 to $1.8 million for the first six months of 2000. The increase in credit card expense was reduced by a reduction per item cost charged by the credit card processor due to a volume discount. Other operating expense increased $2.3 million from $12.7 million for the first six months of 1999 to $15.0 million for the first six months of 2000.

Income taxes increased $177 thousand or 1.5% from $12.0 million for the first six months of 1999 to $12.2 million for the first six months of 2000. The increase in income taxes is the result of larger amounts of income subject to income taxes.

ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans, which has a positive impact on net income.

Total loan charge offs less recoveries amounted to $2.0 million for the first six months of 2000, representing a ratio of net charge offs to total average loans, net of unearned income, of 0.20%, annualized. This compares to 1999 twelve-month net charge-offs of $3.5 million, or 0.19% of average loans.

As of June 30, 2000, loans on non-accrual basis amounted to $11.8 million, or 0.6% of total loans, net of unearned discount, up from $10.2 million for the same period 1999. Loans 90 days or more past due and still accruing totaled $4.7 million, or 0.24% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At June 30, 2000, the potential problem loans were $16.8 million and included eight lending relationships with principal balance in excess of $500,000. Those eight lending relationships had an aggregate principal balance outstanding of $9.5 million.

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

F&M's risk-based capital position at June 30, 2000 was $319.7 million, or 15.4% of risk-weighted assets, for Tier I capital and $343.6 million, or 16.5% for total risk based capital.

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

     (22) Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable.

     (23)  Consent of Experts and Counsel - not applicable.

     (24)  Power of Attorney - not applicable.

     (27)  Financial Data Schedules - Included herein as Exhibit 27.

     (99)  Additional Exhibits - None.

(b)  Reports on Form 8-K.

     (1) July 18, 2000, for event of July 12, 2000, under Item 5. to report authorization of the Registrant's Board of Directors for management to purchase 250,000 additional shares of the Registrant's common stock on the open market.




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

Date:  August 10, 2000