Form 10-Q
period 2000-09-30
F&M NATIONAL CORP
filed 2000-11-14
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended September 30, 2000        Commission File No. 0-5929


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


                                 NO CHANGES
           (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (l) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  X           No


As of November 9, 2000, there were 24,666,382 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                     (Unaudited)
                                                     Sept. 30,       December 31,
                                                     2000            1999
Assets:
   Cash and due from banks                             133,171         127,633
   Interest-bearing deposits in other banks                171             225
   Securities-held to maturity(market value
     September 30, 2000-$521,188;
     December 31, 1999-$437,538)                       529,162         449,854
   Securities-available for sale
     (market value)                                    606,356         433,947

   Federal funds sold and securities
     purchased under agreements to resell               62,948          68,712

   Loans held for sale                                  40,500          22,217
   Loans                                             1,993,955       1,868,713
     Unearned income                                    (3,189)         (3,615)
       Loans (net of unearned income)                2,031,266       1,887,315
     Allowance for loan losses                         (24,390)        (24,050)
       Net loans                                     2,006,876       1,863,265

   Bank premises and equipment, net                     87,032          74,501
   Other assets                                        102,500          80,030

     Total assets                                    3,528,216       3,098,167


Liabilities and Shareholders' Equity:

Liabilities:
   Deposits
     Non-interest bearing                              641,094         541,417
     Interest bearing                                2,338,970       2,076,438
       Total deposits                                2,980,064       2,617,855

   Federal funds purchased and securities
     sold under agreements to repurchase               150,351          95,008

   Other short-term borrowings                          16,066          24,120
   Long-term debt                                       21,966          25,443
   Other liabilities                                    32,586          28,059

       Total liabilities                             3,201,033       2,790,485

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                     (Unaudited)
                                                     Sept. 30,      December 31,
                                                     2000           1999

Shareholders' Equity
   Preferred stock, no par value:
     (Authorized 5,000,000 shares,
      no shares outstanding)                                 0               0

   Common stock par value $2.00 per
     share, authorized 30,900,000 shares:
     issued September 30, 2000-24,759,882
     shares; issued December 31,
     1999-24,896,500 shares                             49,520          49,793

   Capital surplus                                      91,009          93,679
   Retained earnings                                   192,890         175,588
   Accumulated other
    comprehensive (loss)                                (6,236)        (11,378)

       Total shareholders' equity                      327,183         307,682

Total liabilities and
   shareholders' equity                              3,528,216       3,098,167



See Accompanying Notes to Consolidated Financial Statements

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)
                                          (Unaudited)             (Unaudited)
                                          For the Nine            For the Three
                                          Months Ended            Months Ended
                                          Sept. 30    Sept. 30    Sept. 30    Sept. 30
                                          2000        1999        2000        1999

Interest Income:
 Interest and fees on loans               125,454     118,796      43,007      39,903

 Securities held to maturity:
  Taxable interest income                  20,967      17,492       7,390       6,171
  Interest income exempt from
   federal income taxes                     1,159       1,134         385         380
 Securities available for sale:
  Taxable interest income                  21,560      18,339       7,910       6,381
  Interest income exempt from
   federal income taxes                        40          41          13          14
  Dividend income                             880         734         331         267
   Total security interest income          44,606      37,740      16,029      13,213

 Interest on federal funds sold
  and securities purchased
  under agreements to resell                4,955       3,826       1,655         977
 Interest on deposits in banks                 14          44          13          19
   Total interest income                  175,029     160,406      60,704      54,112

Interest Expense:
 Interest on deposits                      65,950      58,574      23,552      19,317
 Interest on short-term borrowings          4,953       2,445       1,719         651
 Interest on long-term debt                 1,150       1,228         350         486
  Total interest expense                   72,053      62,247      25,621      20,454

  Net interest income                     102,976      98,159      35,083      33,658

Provision for loan losses                   2,890       2,814       1,101         793
 Net interest income after
  provision for loan losses               100,086      95,345      33,982      32,865

Other Income:
 Commissions and fees from
  fiduciary activities                      2,346       2,159         768         703
 Service charges on
  deposit accounts                         13,260      11,484       4,735       3,981
 Credit card fees                           3,750       3,448       1,321       1,247
 Fees for other customer services          10,151       6,143       3,851       2,518
 Insurance commissions                      7,521       6,969       2,710       2,441
 Other operating income                     4,232       3,608         708       1,263
 Profits on securities
  available for sale                          --        3,113          --          --

   Total other income                      41,260      36,924      14,093      12,153

F & M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)
                                          (Unaudited)             (Unaudited)
                                          For the Nine            For the Three
                                          Months Ended            Months Ended
                                          Sept. 30    Sept. 30,   Sept. 30,   Sept. 30,
                                          2000        1999        2000        1999

Other Expenses:
  Salaries and employees'
   benefits                                48,897      46,843      16,406      16,033
  Net occupancy expense
   of premises                              7,320       6,755       2,427       2,263
  Furniture and equipment expense           6,023       5,573       2,014       2,047
  Credit card expense                       2,731       2,701         970         991
  Other operating expense                  21,832      19,551       6,827       6,871
   Total other expense                     86,803      81,423      28,644      28,205
    Income before income taxes             54,543      50,846      19,431      16,813
    Income tax expense                     18,976      17,703       6,782       5,686

    Net income                             35,567      33,143      12,649      11,127

Average shares:
  Basic                                    24,873      25,051      24,830      24,977
  Assuming dilution                        25,013      25,180      24,963      25,070

Earnings per common share:
    Basic                                    $1.43       $1.32      $0.51       $0.45
    Assuming dilution                        $1.42       $1.32      $0.51       $0.44

    Dividends per share                      $0.735      $0.665     $0.25       $0.235



See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(000 OMITTED)
                                                         Accumulated
                                                         Other
                                                         Compre-       Compre-
                          Common   Capital    Retained   hensive       hensive
                          Stock    Surplus    Earnings   Income        Income      Total
                                                         (Loss)

Balances -
  January 1, 1999         48,845    81,910    174,777        6,416                 311,948

Comprehensive
  Income:
   Net income                                  33,143                    33,143     33,143
   Other comprehensive
    income-net of tax:
  Unrealized loss on
   available for sale
   securities                                                           (11,218)   (11,218)

  Less: Reclassifi-
   cation adjustment
   for gains realized
   in net income                                                         (2,023)    (2,023)

  Other comprehensive
   income (loss),
   net of tax                                              (13,241)     (13,241)
  Total compre-
   hensive income                                                        19,902

Cash dividends                                (15,591)                             (15,591)
Stock dividend             1,339    19,291    (20,630)                                   0
Acquisition of common
  stock                     (837)  (11,657)                                        (12,494)
Issuance of stock -
 benefit plans               452     4,456                                           4,908

Balances -
  September 30, 1999      49,799    94,000    171,699       (6,825)                308,673

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(000 OMITTED)
                                                         Accumulated
                                                         Other
                                                         Compre-       Compre-
                          Common   Capital    Retained   hensive       hensive
                          Stock    Surplus    Earnings   (Loss)        Income      Total


Balances -
  January 1, 2000         49,793   93,679     175,588     (11,378)                307,682

Comprehensive
  Income:
   Net income                                  35,567                   35,567     35,567

Other comprehensive
  income net of tax:
   Unrealized gain on
    available-for-
    sale securities                                                      5,142      5,142

  Less: Reclassifi-
   cation adjustment
   for gains realized
   in net income                                                            --         --

   Other compre-
    hensive income,
    net of tax                                              5,142        5,142
     Total compre-
      hensive income                                                    40,709

Cash dividends                                (18,265)                            (18,265)
Acquisition of
  common stock              (598)  (6,596)                                         (7,194)
Issuance of stock-
  benefit plans              325    3,926                                           4,251

Balances -
  September 30, 2000      49,520   91,009     192,890      (6,236)                327,183

See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)
                                                              For the Nine Months Ended
                                                              Sept. 30,      Sept. 30,
                                                              2000           1999
                                                              (Unaudited)    (Unaudited)

Cash Flows From Operating Activities
Net income                                                      35,567         33,143
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                5,864          6,048
    Provision for loan losses                                    2,890          2,814
    Profit on securities available for sale                        --           3,113
    (Increase) decrease in other assets                        (27,201)            94
    Increase in other liabilities                                4,527          2,319
    Net cash provided by operating activities                   21,647         47,531

Cash Flows From Investing Activities
  Decrease (increase) in interest-bearing
   deposits in other banks                                          54           (211)
  Proceeds from maturities and calls
   of available for sale securities                             28,272        123,846
  Purchase of securities available for sale                   (192,770)      (155,110)
  Proceeds from maturities of investment
   securities                                                   41,360         64,946
  Purchase of investment securities                           (120,668)      (105,242)
  Decrease in federal funds sold
   and securities purchased under agreements
   to resell                                                     5,764         88,810
  Net increase in loans                                       (147,576)       (53,272)
  Purchases of bank premises and equipment                     (17,460)        (9,032)
  Proceeds from sale of other real estate owned                  3,045          3,453
    Net cash used in investing activities                     (399,979)       (41,812)

Cash Flows From Financing Activities
  Net increase (decrease) in noninterest-bearing
   and interest-bearing demand deposits
   and savings accounts                                        (95,065)         4,177
  Net increase (decrease) in certificates
   of deposit                                                  457,274        (36,435)
  Dividends paid                                               (18,265)       (15,591)
  Increase in other short-term borrowings                       47,289          6,763
  Increase (decrease) in long-term debt                         (3,477)         4,603
  Acquisition of common stock                                   (7,194)       (12,494)
  Net proceeds from issuance of common stock                     3,308          3,905


F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)

                                                              For the Nine Months Ended
                                                              Sept. 30,      Sept. 30,
                                                              2000           1999
                                                              (Unaudited)    (Unaudited)


Net cash provided by (used in)
  financing activities                                         383,870        (45,072)

   Increase (decrease) in cash and
    cash equivalents                                             5,538        (39,353)

Cash and Cash Equivalents
  Beginning                                                    127,633        169,181

  Ending                                                       133,171        129,828


Supplemental Disclosures of Cash Flows
Information
  Cash payments for:
   Interest paid to depositors                                  51,322         58,574
   Interest paid on other short-term
    borrowings                                                   4,953          2,445

                                                                56,275         61,019

   Income taxes                                                 18,045         14,706

Supplemental Schedule of Noncash Investing
and Financing Activities
  Issuance of stock options under
  nonvariable compensatory plan:
   2000 - 68,500 shares;
   1999 - 67,000 shares                                            943          1,003

  Loan balances transferred to foreclosed
   properties                                                    1,075          2,993

  Market value adjustment available for
   sale securities                                              (5,142)       (13,241)




See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and December 31, 1999, and the results of operations and changes in cash flows for the nine months ended September 30, 2000 and 1999. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in F&M's Annual Report for the year ended December 31, 1999.

The amounts previously reported for the periods presented have been retroactively restated to reflect the acquisition of The State Bank of the Alleghenies on January 3, 2000. The transaction was accounted for under the pooling of interests method.


2.  The results of operations for the nine-month periods ended
September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.


3. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of September 30, 2000, are as follows:



                                  September 30, 2000 (000 omitted)
                                               Gross        Gross
                                  Amortized    Unrealized   Unrealized   Market
                                  Cost         Gains        (Losses)     Value


U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                      505,321      1,277        (9,289)      497,309
Obligations of states and
 political subdivisions             22,782        150          (120)       22,812
Corporate securities                 1,059          9            (1)        1,067
                                   529,162      1,436        (9,410)      521,188


F&M's amortized cost and market value of the available for sale securities as of September 30, 2000, are as follows:

                                    September 30, 2000 (000 omitted)
                                                 Gross        Gross
                                    Amortized    Unrealized   Unrealized    Market
                                    Cost         Gains        (Losses)      Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                       592,800       1,868       (11,044)      583,624
Obligations of states and
 political subdivisions              10,594          15          (179)       10,430
Other                                12,042         260             0        12,302

                                    615,436       2,143       (11,223)      606,356

4.   F&M's loan portfolio is composed of the following:

                                                  Sept. 30,        December 31,
                                                  2000             1999
                                                  (000 Omitted)

Loans - held for sale                                40,500           22,217
Commercial, financial and agricultural              302,582          300,015
Real estate-construction                            114,079          108,631
Real estate-mortgage                              1,291,164        1,192,015
Consumer loans to individuals                       286,130          268,052
  Total loans                                     2,034,455        1,890,930
Less:   Unearned income                              (3,189)          (3,615)
        Allowance for loan losses                   (24,390)         (24,050)
Loans, net                                        2,006,876        1,863,265

F&M had $11,199,000 in loans in a non-accrual category at September 30, 2000.

5.  Reserve for Loan Losses:

                                                  Sept. 30,        December 31,
                                                  2000             1999
                                                  (000 Omitted)
Balance at January 1                              24,050           23,509
Provision charged to operating expense             2,890            4,021
Recoveries added to the reserve                      497              850
Loan losses charged to the reserve                (3,047)          (4,330)
Balance at end of period                          24,390           24,050

6.  Earnings and dividends paid per share:

                              September 30, 2000           September 30, 1999
                              (in 000s)       Per Share    (in 000s)     Per Share
                              Shares          Amount       Shares        Amount
Basic EPS                     24,873          1.43         25,051        1.32
Effective of
 dilutive securities:
  Stock options                  140                          129
Diluted EPS                   25,013          1.42         25,180        1.32


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

9. On August 25, 2000, the Corporation completed the acquisition of 15 banking offices and approximately $300 million in deposits from Wachovia Bank, N.A. The new locations were acquired by five of F&M's community banks. F&M Bank-Winchester acquired two locations in Luray, Virginia. F&M Bank-Massanutten acquired one location in Staunton. F&M Bank-Highlands acquired one location in Vinton. F&M Bank-Central Virginia acquired locations in Fork Union, Gordonsville, Mineral, Palmyra, and Ruckersville, and two locations in Chatham. F&M Bank-Emporia expanded their market area with new locations in Blackstone, Drakes Branch, Franklin, and Kenbridge.

10. On July 13, 2000, the Corporation and Atlantic Financial Corp. of Newport News, Virginia announced the signing of a definitive agreement for the affiliation of Atlantic with F&M. Under terms of the agreement, F&M will exchange 0.753 shares of its common stock for each share of Atlantic stock. The transaction has an indicated value of approximately $70.59 million, or $16.85 per Atlantic share. The transaction is calculated at 1.55 times book value for 2000. The offer is 14.0 times 2000 estimated earnings. The transaction is intended to qualify as a tax-free exchange and be accounted for as a pooling of interests. Atlantic's two bank subsidiaries, Peninsula Trust Bank and United Community Bank, will be combined and will be operated as a separate banking subsidiary of F&M under the name of F&M Bank-Atlantic. The transaction is expected to be completed in the first quarter of 2001.

11. On August 23, 2000, the Corporation and Community Bankshares of Maryland, Bowie, Maryland ("Community") announced the signing of a definitive agreement for the affiliation of Community with F&M. Under terms of the agreement, F&M will exchange 0.75 shares of its common stock for each share of Community stock. The transaction has an indicated value of approximately $13.1 million, or $18.05 per Community share, based on F&M's closing price on August 22, 2000, of $24.06. The transaction is calculated at 1.40 times the estimated book value for 2000. The offer is 17.3 times 2000 estimated earnings. The transaction, expected to be completed in the first quarter of 2001, has been approved by each companys Board of Directors and requires the approval of various regulatory agencies and the shareholders of Community and satisfaction of other standard conditions. The transaction is intended to qualify as a tax-free exchange and be accounted for as a pooling of interests. Community will merge with F&M Bank-Allegiance to provide one bank financial services through its Maryland markets upon completion of the transaction.



INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F & M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F&M National Corporation and Subsidiaries as of September 30, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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



/s/
YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
November 13, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National
Corporation ("F&M" or the "Corporation").

FINANCIAL CONDITION

F&M's improved earnings for the third quarter 2000 was primarily attributable to increased earnings associated with the acquisition of 15 branches, implementation of projects to improve operational efficiencies, and increases in noninterest income. The following discussion elaborates on balance sheet growth and earnings improvement.

On August 25, 2000, F&M acquired deposits of approximately $300 million and 15 branch offices valued at approximately $8.0 million from Wachovia Bank, N.A. F&M immediately invested approximately $242 million of the acquired funds in U.S. Agency securities. Goodwill associated with the acquisition was approximately $23 million, which will be amortized. All former employees of the acquired branches were invited to become employees of F&M after the acquisition.

F&M has implemented over the past year a program known as "Getting Better Quicker" or GBQ. This program spearheaded by F&M's software vendor established policies and procedures aimed at improving service to bank customers. GBQ provided cross training of employees to better serve customers and realign back office departments, thereby, reducing overhead expenditures and improving earnings.

Noninterest income has increased $7.5 million or 22.0% for the first nine months 2000 as compared to the first nine months 1999, if nonrecurring security gains are eliminated. Revenues increased primarily as a result of insurance commissions from nonbank insurance subsidiaries, increased debit card fees, point of sale charges and foreign ATM transactions.

Total assets on September 30, 2000, were $3.528 billion, up $449.9 million or 14.6% from $3.078 billion at September 30, 1999. Total assets at December 31, 1999, were $3.098 billion. For the first nine months of 2000, total assets averaged $3.278 billion, 7.2% above the first nine months 1999 average of $3.060 billion.

Total loans, net of unearned income, amounted to $2.031 billion at September 30, 2000, an increase of $158.0 million or 8.4% from $1.873 billion at September 30, 1999. At December 31, 1999, total loans, net, were $1.887 billion. Total loans (net) as a percent of total assets were 57.6% at September 30, 2000, compared to 60.9% at September 30, 1999, and December 31, 1999. Net loan volume for the first nine months of 2000 was $144.0 million as compared to $47.5 million for the first nine months of 1999. Loan volume has been strong despite increases in the prime lending rate primarily due to confidence in the economy.

On September 30, 2000, the securities portfolio totaled $1.136 billion, which was $258.6 million or 29.5% higher than the year before, and $251.7 million or 28.5% higher than at December 31, 1999. Investment in securities increased approximately $16.7 million or 1.9% for the nine-month periods if investment in securities attributable to the branch acquisitions were eliminated. Strong loan demand limited funds to be invested in securities prior to the acquisition. Funds invested in the securities portfolio were invested primarily in U. S. Agency securities, which had attractive yield and maturity offerings. Federal funds sold and securities purchased under agreement to resell were $62.9 million at September 30, 2000, $5.8 million or 8.4% lower than $68.7 million outstanding at December 31, 1999. Federal funds sold are one-day sales of funds to large regional correspondent banks and are the lowest earning pool of interest-earning funds. Federal funds have decreased due to increased demand for short term loan funding.

The market value of available for sale ("AFS") securities at September 30, 2000, was $606.4 million as compared to $433.9 million at September 30, 1999. F&M increased the investment in AFS securities as a result of attractive rates and the high quality of US agency securities. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes reflected in Shareholders' Equity was $(6.2) million at September 30, 2000, a decrease from the September 30, 1999, which is an improvement of $589 thousand. Recent increases in interest rates by the Federal Reserve have a converse relationship to the market rates in the investment portfolio contributing to the decline in market value of securities. The decline in value is a "paper" loss, which is not realized unless the entire AFS portfolio would be sold, which is not likely. The decline in the market value of available for sale securities below book value is a temporary market condition and is not indicative of a deterioration of asset rating or quality.

Total deposits increased $391.9 million or 15.1% to $2.980 billion at September 30, 2000, compared to one year earlier. At December 31, 1999, total deposits were $2.618 billion. If the acquired $300 million deposits were eliminated for the nine month periods, deposit growth would have grown approximately $92 million or 3.5%. Noninterest-bearing deposits increased $97.2 million or 17.9% from $543.9 million at September 30, 1999, to $641.1 million at September 30, 2000. Interest-bearing deposits increased $294.8 million or 14.4% from $2.044 billion at September 30, 1999, to $2.339 billion at September 30, 2000. F&M customers are moving funds into interest bearing deposits to take advantage of attractive interest rates. F&M offers attractive, yet competitive, rates that are set to maintain a fair net interest margin.

Long-term debt was $22.0 million at September 30, 2000, down $3.7 million or 14.4% from $25.7 million at Sept 30, 1999. Long-term debt was $25.4 million at year-end 1999. Long-term debt consists of borrowed funds from Federal Home Loan Banks that supports loans to eligible bank customers for a period of 10 to 15 years for low-income housing.

RESULTS OF OPERATIONS

Net income for the first nine months of 2000 amounted to $35.6 million, increasing $2.4 million or 7.3% from $33.1 million for the first nine months of 1999. Net income for the first nine months 2000 was $35.6 million increasing $4.4 million or 14.0% from $31.2 million for the first nine months 1999 if nonrecurring items of income and expense were eliminated.

The yield on interest-earning assets was 7.84% for the first nine months 2000 as compared to 7.67% for the first nine months 1999, and the yield on interest-bearing deposits was 4.12% for the first nine months 2000 as compared to 3.80% for the first nine months 1999.

Return on average assets was 1.45% for the first nine months of 2000 and first nine months 1999 and 1.40% for the year 1999. F&M's return on average equity was 14.86% for the first nine months of 2000, 14.16% for the first nine months of 1999, and 13.99% for the year ended 1999.

Net interest income totaled $103.0 million for the first nine months of 2000, a $4.8 million or 4.9% increase over F&M's performance for the first nine months of 1999. The net interest margin on a Federal tax equivalent basis for the first nine months of 2000 was 4.63%, down 8 basis points from 4.71% for the first nine months of 1999. The decrease in net interest margin is primarily the effect of higher net cost on interest-bearing liabilities facilitated by recent increases in the prime-lending rate.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $20.6 million at September 30, 2000, a increase of $700 thousand or 3.5% from $19.9 million at December 31, 1999. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at September 30, 2000, were $11.2 million or 0.6% of total loans, up $2.3 million from $8.9 million at December 31, 1999. Nonperforming loans are those loans where, in the opinion of management, the full collection of principal or interest is unlikely.

FASB 114 defines impaired loans as all loans excluding personal real estate and consumer loans about which there is doubt as to the ability of the customer to meet their contractual obligations.

                                              September 30, 2000

      Commercial nonaccrual loans             $  3,394
      Commercial accrual loans                  15,005
      Total impaired loans                    $ 18,399

At September 30, 2000, impaired loans totaled $18.4 million upon which an allowance of $2.9 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of September 30, 2000, was $1.5 million. The average balance of impaired loans for the first nine months 2000 was $18.7 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $6.3 million at September 30, 2000, and $4.3 million at December 31, 1999.

Foreclosed properties consist of 23 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At September 30, 2000, foreclosed properties were $9.4 million as compared to $11.0 million at December 31, 1999.

The allowance for loan losses was $24.4 million at September 30, 2000, as compared to $24.1 million at year-end 1999. The allowance for loan losses increased $340 thousand in the first nine months of 2000 as compared to a $513 thousand increase for the first nine months of 1999. The amount provided for loan losses in 2000 and 1999 is an amount, in management's judgment, is sufficient for the risk associated with the loan portfolio. The ratio of allowance for loan losses to total loans was 1.20% at September 30, 2000, as compared to 1.28% for Sept 30, 1999 and 1.27% at year-end 1999.

Total noninterest income increased $4.3 million or 11.7% from $36.9 million for the first nine months of 1999 to $41.3 million for the first nine months of 2000. If security gains were eliminated for the nine-month periods, noninterest income increased $7.5 million or 22.0%. For the first nine months 1999, gains realized on securities available for sale were $3.1 million or 8.4% of total noninterest income, whereas, for the first nine months of 2000 there were no securities gains taken. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer.

Credit card fees were $3.8 million for the first nine months of 2000, up $302 thousand or 8.8% over the first nine months of 1999 as a result of marketing efforts to attract new credit card customers and additional customer activity. Insurance commission income for the first nine months of 2000 was $7.5 million, up $552 thousand from the first nine months of 1999 primarily as a result of increased business activity of F&M's insurance agencies, whose primary sources of revenue are derived from selling insurance policies to customers. Service charges on deposit accounts were $13.3 million for the first nine months 2000, up $1.8 million or 15.5% over the nine-month period 1999. Revenues have increased from fees charged for debit card transactions, point of sale charges, and ATM transactions. Revenues from fees for other customer services increased $4.0 million or 65.2% from $6.1 million for the first nine months of 1999 to $10.2 million in 2000 primarily as a result of fees charged customers in the secondary market. Other operating income increased $624 thousand or 17.3%, up from $3.6 million for the first nine months of 1999 to $4.2 million for the first nine months of 2000. The increase in other operating income is a seasonal variation in other fees and charges.

Total noninterest expenses increased $5.4 million or 6.6% from $81.4 million for the first nine months of 1999 to $86.8 million for the first nine months of 2000. Salary expense increased $2.1 million or 4.4% from $46.8 million for the first nine months of 1999 to $48.9 million for the first nine months of 2000 as a result of employing additional personnel due to the branch expansion, certain employees who are paid on a commission basis, and increases in costs associated with salaries and benefits. The acquisition price associated with acquiring 15 branches was approximately $8.0 million, which will be amortized over the appropriate depreciable life of each asset. The cost of net occupancy expense has increased $565 thousand or 8.4% to $7.3 million for the first nine months of 2000, as a result of acquiring new branches and remodeling older branches. Furniture and equipment expense increased $450 thousand or 8.1% to $6.0 million for the first nine months of 2000, which is reflective of higher 2000 costs related to
equipment and software upgrades.   Other operating expense increased
$2.3 million from $19.6 million for the first nine months of 1999 to $21.8 million for the first nine months of 2000. Goodwill expense for the first nine months 2000 was $935 thousand, which is included in other operating expense.

Income taxes increased $1.3 million or 7.2% from $17.7 million for the first nine months of 1999 to $19.0 million for the first nine months of 2000. The increase in income taxes is the result of larger amounts of income subject to income taxes.

ASSET QUALITY

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans, which has a positive impact on net income.

Total loan charge offs less recoveries amounted to $2.6 million for the first nine months of 2000, representing a ratio of net charge offs to total average loans, net of unearned income, of 0.13%, annualized. This compares to 1999 twelve-month net charge-offs of $3.5 million, or 0.19% of average loans.

As of September 30, 2000, loans on non-accrual basis amounted to $11.2 million, or 0.55% of total loans, net of unearned discount, up from $9.6 million for the same period 1999. Loans 90 days or more past due and still accruing totaled $6.3 million, or 0.31% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis. At September 30, 2000, the potential problem loans were $14.6 million and included 10 lending relationships with principal balance in excess of $500,000. Those 10 lending relationships had an aggregate principal balance outstanding of $10.1 million.

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

F&M's risk-based capital position at September 30, 2000 was $301.1 million, or 14.0% of risk-weighted assets, for Tier I capital and $325.5 million, or 15.2% for total risk based capital.

Tier I capital consists primarily of common shareholders' equity, while total risk-based capital adds the allowance for loan losses to Tier I. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk-based capital standards, banks are well capitalized if they have Tier I capital of at least 6% and total risk-based capital of 10%.



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

Date:  November 14, 2000