Form 10-K405
period 2000-12-31
F&M NATIONAL CORP
filed 2001-04-02
CIK 34125

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                             _____________________

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

                        Commission File Number: 1-11405

                           F&M NATIONAL CORPORATION
            (Exact Name of Registrant as specified in its charter)

            VIRGINIA                                       54-0857462
      (State or other jurisdiction                      (IRS Employer
      of incorporation or organization)           Identification No.)

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2001 was $1,051,072,527 based on the closing price of the registrant's common stock as reported by the New York Stock Exchange on such date.

      Number of Shares of Common Stock Outstanding at February 28, 2001:
28,396,178

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                     INDEX

                                     Part I

ITEM 1.    Business
               General Development of Business                                                      1
               Financial Information about Industry Segments                                        3
               Narrative Description of the Business - The Company                                  3
                    General                                                                         3
                    Acquisition Program                                                             6
                    Anti-takeover Provisions                                                        6
                    Employees                                                                       6
                    Market Regions                                                                  7
                    Lending Activities                                                              9
                    Credit Policies and Procedures                                                 10
                        Loan Approval                                                              10
                        Loan Review                                                                11
                        Allowance for Loan Losses                                                  11
                        Impaired Loans                                                             11
                    Deposits                                                                       12
                    Liquidity and Sensitivity to Interest Rates                                    13
                    Other Activities                                                               14
                    Competition                                                                    15
               Supervision and Regulation                                                          15
               The Company                                                                         15
               Regulation of Subsidiary Banks                                                      17
                    General                                                                        17
                    Deposit Insurance                                                              18
                    Regulatory Capital Requirements                                                18
                    Capital Adequacy and Dividends                                                 19
                    The Gram-Leach-Bliley Act of 1999                                              20
                    Recent Legislative Developments                                                21
Item 2.    Properties                                                                              21
Item 3.    Legal Proceedings                                                                       21
Item 4.    Submission of Matters to a Vote of Security Holders                                     21

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                  22
Item 6.     Selected Financial Information                                                         23
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  23
Item 7A.    Quantitative and Qualitative Disclosures about  Market Risk                            42
Item 8.     Financial Statements and Supplementary Data                                            43
Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosures  80

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                                     81
Item 11.    Executive Compensation                                                                 84
Item 12.    Securities Ownership of Certain Beneficial Owners and Management                       91
Item 13.    Certain Relationships and Related Transactions                                         92

                                    PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Report on Form 8-K                       93

Forward-Looking Statements

     The disclosure of F&M National Corporation ("F&M" or the "Company") in this report contains forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate," "target," "expect," "estimate," "intend," "plan," "goal," "believe" or other words of similar meaning. The forward-looking statements contained in this report give F&M's current expectations or forecasts of future events, circumstances or results. Any forward-looking statements made by or on behalf of F&M speak only as of the date they are made and F&M does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

     All forward-looking statements, by their nature, are subject to risks and uncertainties. F&M's actual future results may differ materially from those set forth in F&M's forward-looking statements. The reader should not consider any discussion in this report to be a complete set of all potential risks or uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.


                                     PART I

ITEM 1.  BUSINESS.

(a)  GENERAL DEVELOPMENT OF BUSINESS

     The following is a summary of the major developments in F&M National Corporation's business since January 1, 2000:

     On January 3, 2000, the Company acquired The State Bank of the Alleghenies, Covington, Virginia, for approximately 1,912,000 shares of F&M common stock in a transaction accounted for as a pooling-of-interests. Upon the effective date of the share exchange, The State Bank of the Alleghenies changed its name to F&M Bank-Highlands.

     On July 6, 2000, the Company and Atlantic Financial Corp., Newport News, Virginia ("Atlantic"), announced the signing of a definitive agreement for the affiliation of Atlantic with F&M. On February 26, 2001, F&M completed the acquisition of Atlantic by issuing approximately 3,160,000 common shares in exchange for all of the outstanding common shares of Atlantic. Under terms of the merger agreement, F&M exchanged 0.753 shares of its common stock for each share of Atlantic common stock. The transaction is qualified as a tax-free exchange and is being accounted for as a pooling-of-interests. Atlantic's two bank subsidiaries, Peninsula Trust Bank and United Community Bank, were combined in connection with the transaction and now operate together as a separate banking subsidiary of F&M under the name of F&M Bank-Atlantic.

     On July 14, 2000, F&M Bank-Richmond closed a branch bank located at 11450 Midlothian Turnpike, Richmond, Virginia.

     On August 23, 2000, the Company and Community Bankshares of Maryland, Inc., Bowie, Maryland ("Community"), announced the signing of a definitive agreement for the affiliation of Community with F&M. On January 25, 2001, F&M completed the acquisition of Community by issuing 545,131 common shares in exchange for all of the outstanding common shares of Community. Under terms of the merger agreement, F&M exchanged 0.75 shares of its common stock for each share of Community common stock. The transaction was accounted for as a purchase.

Community merged into F&M Bank-Maryland to provide one-bank financial services through the bank's Maryland markets.

     On August 25, 2000, the Company completed the acquisition of 15 banking offices and approximately $300 million in deposits from Wachovia Bank, N.A. The new locations were acquired by five of F&M's community banks. F&M Bank-Winchester acquired two locations in Luray, Virginia located at 700 East Main Street and 1 East Main Street. F&M Bank-Massanutten acquired one branch office in Staunton located at 205 North Central Avenue. F&M Bank-Highlands acquired one branch office at 1111 East Washington Avenue, Vinton, Virginia. F&M Bank-Central Virginia acquired seven branch offices: State Road 15, Route 15 and Route 6, Fork Union, Virginia; Highway 15 & Highway 601, Palmyra, Virginia; 8260 Seminole Trail, Ruckersville, Virginia; 223 Mineral Avenue, Mineral, Virginia; 202 South Main Street, Gordonsville, Virginia; and 2 North Main Street and 148 Tightsqueeze Plaza, Chatham, Virginia. F&M Bank-Southern Virginia expanded their market area with four new locations at 200 South Main Street, Blackstone, Virginia, 4677 Main Street, Drakes Branch, Virginia, 300 East 2/nd/ Avenue, Franklin, Virginia, and 204 South Broad Street, Kenbridge, Virginia.

     On October 13, 2000, F&M Bank-Winchester closed two branch offices located at 509A Amherst Street, Winchester, Virginia, and at 124 West Piccadilly Street, Winchester, Virginia.

     On October 16, 2000, F&M Bank-Winchester opened a branch office located at 1800 Amherst Street, Winchester, Virginia.

     On November 1, 2000, F&M Bank-Emporia changed the bank name to F&M Bank-Southern Virginia.

     On November 3, 2000, F&M Bank-Allegiance changed the bank name to F&M Bank-Maryland.

     On November 8, 2000, F&M Bank-Peoples opened a branch office at 501C Jefferson Davis Highway, Fredericksburg, Virginia.

     On November 20, 2000, F&M Bank-Central Virginia opened a branch office at 7003 Seminole Trail, Ruckersville, Virginia.

     On January 24, 2001, BB&T Corporation ("BB&T") announced plans to acquire F&M in a transaction valued at $1.17 billion, based on the fixed exchange ratio of 1.09 shares of BB&T common stock for each share of F&M common stock and the market price of BB&T common stock on January 23, 2001. The transaction, approved by the boards of directors of both companies, was valued at $40.67 for each F&M share based on BB&T's closing price of $37.31 on January 23, 2001. The transaction will be accounted for as a pooling-of-interests. The merger, which is subject to the approval of F&M stockholders and banking regulators, is expected to be completed in the third quarter 2001.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     F&M and its subsidiaries are engaged primarily in only one industry segment, banking, the making of commercial and personal loans and similar credit transactions, and other activities closely related to banking.

(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

                                  THE COMPANY

GENERAL

     F&M National Corporation is a multi-bank holding company headquartered in Winchester, Virginia. F&M provides financial, insurance, and trust services to individuals and commercial customers through 18 subsidiary corporations including 144 banking locations, 13 mortgage banking offices, 3 trust offices, and 6 insurance offices in Virginia, West Virginia and Maryland. F&M offers a full range of banking services principally to individuals and small and middle-market businesses throughout Virginia, the eastern panhandle of West Virginia, and the counties of Montgomery and Prince George's in Maryland. At December 31, 2000, F&M had assets of $3.569 billion, deposits of $2.991 billion and shareholders' equity of $339.4 million.

     F&M was formed in 1969 to serve as the parent holding company of its then sole subsidiary bank, F&M Bank-Winchester, organized in 1902. Since its organization, F&M has acquired 24 banks, which expanded its market area and increased market share in Virginia, West Virginia and Maryland.

     The following table sets forth certain information concerning F&M and its operating subsidiaries at December 31, 2000:

                                      DATE          BANKING           TOTAL              TOTAL             TOTAL
                                    ACQUIRED        OFFICES          ASSETS              LOANS            DEPOSITS
                                    ------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
F&M Bank-Winchester
  Winchester, VA (1)                   1970             35         $  911,018         $  563,821        $  778,033
F&M Bank-Massanutten
  Harrisonburg, VA                     1980             10            287,962            227,122           240,244
F&M Bank-Richmond
  Richmond, VA (2)                     1982             15            295,923            182,874           262,828
F&M Bank-Central Va.
  Charlottesville, VA                  1985             15            215,204             47,564           189,354
F&M Bank-West Virginia
  Ranson, WV (3)                       1988             13            301,813            185,503           263,205
F&M Bank-Southern Va.
  Emporia, VA                          1993              7            173,686             40,543           155,638
F&M Bank-Peoples
  Warrenton, VA                        1994              5            141,297            104,682           123,869
F&M Bank-Northern Va
  Fairfax, VA (4)                      1996             31            861,092            490,708           692,719
F&M Bank-Maryland
  Bethesda, MD                         1996              9            167,874            121,060           135,592
F&M Bank-Highlands
  Covington, VA                        2000              4            168,088            104,826           149,949
F&M (Parent only) (1)                     -              -             44,823                  -                 -
                                                       ---         ----------         ----------        ----------
Total                                                  144         $3,568,780         $2,068,703        $2,991,431

_________________
(1) Includes F&M Trust Company and F&M Services Inc. incorporated in 1998.
(2) Includes the acquisition in 1998 of Peoples Bank of Virginia, Chesterfield, Virginia.
(3) Created from the consolidation in 1998 of F&M Bank-Blakeley, F&M Bank-Martinsburg and F&M Bank-Keyser.
(4) Includes the acquisition in 1995 of The Bank of the Potomac, Herndon, Virginia, the acquisition in 1996 of FB&T Financial Corporation, Fairfax, Virginia, the acquisition in 1998 of The Bank of Alexandria, Alexandria, Virginia, and the acquisition in 1999 of Security Bank Corporation, Manassas, Virginia.

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

     F&M's subsidiary banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services, safe deposit boxes, and home banking. Lending is focused on individuals and small and middle-market businesses in the local market regions of each of F&M's subsidiary banks. In 1998, F&M Trust Company was formed by consolidating the trust departments of F&M Bank-Winchester, F&M Bank-Peoples, and F&M Bank-Northern Virginia. F&M Trust Company provides a variety of personal trust services including management of common trust funds, estate administration and planning specifically addressing the investment and financial management needs of its customers. At December 31, 2000, F&M Trust Company managed assets and accounts totaling $760.9 million.

     F&M operates in eight market regions: the Shenandoah Valley of Virginia; the eastern panhandle of West Virginia; central Virginia Charlottesville/Albemarle County and surrounding counties; southern Virginia counties along the Virginia border with North Carolina; Highland county in the southwestern Allegheny mountains, suburban Richmond, primarily Henrico and Chesterfield Counties; the northern Virginia areas of Loudoun, Fairfax, and Prince William Counties; Stafford, Warrenton and surrounding Fauquier County area; and the counties of Montgomery and Prince George's in Maryland. The more populous sectors within each of the eight market regions experienced substantial population growth between 1980 and 1990, most of which exceeded 20% growth. At December 31, 2000, F&M operated 35 banking offices in the Shenandoah Valley from Winchester to Harrisonburg with deposits of $864.6 million; 13 banking offices in the eastern panhandle of West Virginia with deposits of $263.2 million; 15 banking offices in the Central Virginia Charlottesville/Albemarle County area with deposits of $189.4 million; 4 banking offices in southwestern Virginia with deposits of $149.9 million; 8 banking offices in counties along the southern Virginia border with deposits of $155.6 million; 15 banking offices in suburban Richmond, Virginia, with deposits of $262.8 million; 40 banking offices in Loudoun, Fairfax and Prince William Counties of northern Virginia with deposits of $848.3 million; 5 offices in the town of Warrenton and Fauquier and Stafford Counties with deposits of $123.9 million; and 9 offices in the counties of Montgomery and Prince George's in Maryland with deposits of $135.6 million. F&M's principal market is Winchester and the surrounding six Virginia counties where its lead bank, F&M Bank-Winchester, is the dominant financial institution in terms of deposit market share, with a 50% share of total deposits in Winchester, a 20% share of total deposits in surrounding Frederick County, a 29% share of total deposits in Warren County, and a 15% share of total deposits in Loudoun County. In Rockingham County, which has the largest population of any county or city in the Shenandoah Valley, F&M has a 26% deposit market share. In F&M's three-county West Virginia market, F&M has a 23% deposit market share in Jefferson County (which includes Charles Town), a 14% deposit market share in Berkeley County (which includes Martinsburg) and a 35% deposit market share in Mineral County (which includes Keyser). In Fairfax, Prince William and Fauquier Counties (including Warrenton), F&M has a 10%, 4%, and 15% deposit market share, respectively. In F&M's southwestern market located in the Allegheny Mountains, Covington and Clifton Forge have a 45% and 18% deposit market share, respectively. F&M's southwestern market's surrounding counties of Bath and Roanoke has a deposit market share of 25% and 13%, respectively. Although F&M's deposit market share in the Richmond and Charlottesville areas is small, on a percentage basis, F&M has positioned its banking offices in these two markets to increase deposit market share as a result of continued business and population growth in the suburban markets surrounding the areas. In F&M's two-county Maryland market, F&M is positioning itself to increase deposit market share in Montgomery County and Prince George's County.

  F&M's subsidiary banks have not experienced loan quality deterioration due to conservative underwriting standards and focused in-market lending practices. At December 31, 2000, F&M had total nonperforming assets of approximately $22.0 million, representing 1.06% of period end loans and foreclosed properties.

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

ACQUISITION PROGRAM

  F&M has expanded its market area and increased its market share through both internal growth and strategic acquisitions. Since the beginning of 1988, F&M has acquired approximately $1.577 billion in assets and approximately $1.370 billion in deposits through 16 acquisitions. F&M's acquisitions during 2000 are outlined in "PART I, ITEM 1. BUSINESS (a) GENERAL DEVELOPMENT OF BUSINESS."

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

EMPLOYEES

  At December 31, 2000, F&M had 1,529 full time and 301 part time employees. No employees are represented by any collective bargaining unit. F&M considers relations with its employees to be good.

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

                                          BANKING           % MARKET             MARKET           1999 ESTIMATED
         COUNTY/CITY (1)                  OFFICES           SHARE (2)           RANK (2)            POPULATION
----------------------------------   ---------------   ----------------    ---------------    ---------------------
State of Virginia:
Shenandoah Valley:
 City of Winchester                         10                 50                  1                   22,477
 Frederick County                            5                 20                  2                   56,555
 Warren County                               4                 29                  1                   30,620
 Page County                                 2                 22                  2                   23,165
 Shenandoah County                           2                 11                  4                   35,141
 Clarke County                               1                 22                  2                   12,838
 Rappahannock County                         1                 42                  2                    7,664
 Rockingham County                           4                 21                  2                   63,078
 City of Harrisonburg                        5                 17                  3                   34,129
 Augusta County                              1                  6                  7                   61,166

                                          BANKING           % MARKET             MARKET                1990
         COUNTY/CITY (1)                  OFFICES           SHARE (2)           RANK (2)            POPULATION
Northern Virginia:
 City of Alexandria                          4                  3                  6                  117,390
 City of Fairfax                             1                 10                  4                   20,697
 City of Falls Church                        2                  4                  6                    9,944
 City of Manassas                            2                 17                  2                   33,498
 Arlington County                            1                  *                  *                  174,848
 Loudoun County                              8                 15                  2                  156,284
 Fairfax County                             15                 10                  4                  945,717
 Fauquier County                             3                 15                  3                   55,206
 Prince William County                       7                  4                  9                  270,841
 Stafford County                             1                  4                  9                   93,160
Charlottesville/
Albemarle County:
 City of Charlottesville                     1                  *                  9                   36,815
 Albemarle County                            3                 10                  6                   80,145
 Nelson County                               2                 31                  2                   14,186
 Amherst County                              1                  3                  6                   30,351
 Fluvanna County                             2                100                  1                   19,622
 Greene County                               2                 21                  2                   14,685

 Louisa County                               1                 36                  2                   25,029
 Orange County                               1                 25                  2                   25,759
 Pittsylvania County                         2                 20                  2                   56,760

Richmond:
 City of Richmond                            3                  1                  9                  189,700
 Henrico County                              5                  2                  9                  244,652
 Chesterfield County                         7                  8                  6                  253,365

Southwestern Virginia:
 City of Covington                           1                 45                  1                    6,846
 City of Clifton Forge                       1                 18                  3                    4,205
 Bath County                                 1                 25                  2                    4,926
 Roanoke County                              1                 13                  2                   81,163

Southern Virginia:
 City of Emporia                             3                 31                  1                    5,662
 Nottoway County                             1                 13                  3                   15,291
 Southhampton County                         1                  *                  *                   17,678
 Lunenburg County                            1                 26                  2                   11,789
 Charlotte County                            1                 16                  3                   12,414
 City of Franklin                            1                 14                  4                    8,139

                                          BANKING           % MARKET             MARKET                1990
         COUNTY/CITY (1)                  OFFICES           SHARE (2)           RANK (2)            POPULATION
State of West Virginia:

 Jefferson County                             4                 23                  2                   42,271
 Berkeley County                              5                 14                  3                   72,846
 Mineral County                               4                 35                  1                   27,069

State of Maryland:
 Montgomery County                            6                  1                 17                  852,174
 Prince George's                              3                  1                 18                  781,781

State of Virginia                           122                  3                  8                6,872,912
State of West Virginia                       13                  1                 15                1,806,928
State of Maryland                             9                  *                 NM                5,171,634

____________

* Represents less than 1% deposit market share  NM=Not meaningful
(1) In Virginia, certain cities are separate political entities and not part of the counties that surround them. The city of Winchester and Frederick County, the city of Harrisonburg and Rockingham County, the city of Charlottesville and Albemarle County, the city of Fairfax and Fairfax County and the city of Richmond and Henrico and Chesterfield Counties are examples. The Federal Deposit Insurance Corporation ("FDIC") and the Office of Thrift Supervision (the "OTS") provide deposit data for each separately incorporated city.

(2) Deposit data includes total bank and thrift deposits and is based on FDIC and OTS data as of June 30, 2000, which is the most recently available information.

LENDING ACTIVITIES

       All of F&M's subsidiary banks offer both commercial and consumer loans, but lending activity is generally focused on consumers and small to middle market businesses within each subsidiary banks' respective market regions. Four of F&M's subsidiary banks, F&M Bank-Massanutten, F&M Bank-West Virginia, F&M Bank-Southern Virginia, and F&M Bank-Peoples, emphasize consumer lending with activities focused primarily on residential real estate and consumer lending. F&M Bank-Richmond, F&M Bank-Central Virginia, F&M Bank-Northern Virginia and F&M Bank-Maryland are based in larger markets where commercial loan demand is stronger and, as a result, their lending activities place a greater emphasis on small to medium sized businesses. F&M Bank-Winchester, because of its size and dominant position in its market, has a greater opportunity to appeal to large commercial customers in addition to consumers.

       The following table sets forth the composition of F&M's loan portfolio (by percentage) for the three years ended December 31, 2000:

                                                                                 December 31,
                                                          ----------------------------------------------------
                                                                2000                 1999                 1998
                                                          ----------------------------------------------------
Commercial, financial and agricultural                          12.9%                15.9%                16.3%
Real estate construction                                         5.9%                 5.7%                 5.7%
Real estate mortgage :
   Loans held for sale                                           2.9%                 1.2%                 1.6%
   Residential (1-4 family)                                     29.3%                29.5%                29.6%
   Home equity lines                                             3.3%                 3.1%                 3.6%
   Multifamily                                                   1.2%                 1.5%                 1.6%
   Non-farm, non-residential (1)                                28.0%                28.1%                27.9%
   Agricultural                                                  0.9%                 1.0%                 0.8%
                                                          ----------------------------------------------------
   Real estate subtotal                                         65.6%                64.4%                65.1%
Loans to individuals:
   Consumer                                                     14.6%                12.9%                11.7%
   Credit card                                                   1.0%                 1.1%                 1.2%
                                                          ----------------------------------------------------
   Loans to individuals subtotal                                15.6%                14.0%                12.9%
Loans - net of unearned income                                 100.0%               100.0%               100.0%
                                                          ====================================================
Total Loans (dollars)                                     $2,068,703           $1,865,098           $1,825,420

________________
(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

          Approximately 12.9% of F&M's loan portfolio at December 31, 2000, was comprised of commercial loans, which included loans secured by real estate shown in the table above under the categories of multifamily, non-farm, non-residential and agricultural where real estate is among the sources of collateral securing the loan. F&M's subsidiary banks offer a variety of commercial loans within their market regions, including revolving lines of credit, working capital loans, equipment financing loans, and letters of credit. Although F&M's subsidiary banks typically look to the borrower's cash flow as the principal source of repayment for such loans, many of the loans within this category are secured by assets, such as accounts receivable, inventory and equipment. In addition, a number of commercial loans are secured by real estate used by such businesses and are generally personally guaranteed by the principals of the business. F&M's commercial loans generally bear a floating rate of interest tied to a system-wide prime rate set by F&M Bank-Winchester.

          F&M's residential real estate loan portfolio (including home equity lines and loans held for sale) was 65.6 % of its total loan portfolio at December 31, 2000. The residential mortgage loans made by F&M's subsidiary banks and F&M Mortgage Services, Inc., are made only for single family, owner-occupied residences within their respective market regions. Residential mortgage loans offered by F&M's subsidiary banks are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the third or fifth year anniversary of the loan. In addition, F&M Mortgage Services and several subsidiaries sell into the secondary market permanent residential mortgage loans that conform to GNMA and FNMA underwriting guidelines. These F&M subsidiaries purchase government insured 1-4 family FHA and VA loans and resell them immediately in package form.

          F&M's real estate construction portfolio historically has been a relatively small portion of the total loan portfolio. At December 31, 2000, construction loans were $122.8 million or 5.9% of the total loan portfolio. Generally, all construction loans are made to finance owner-occupied properties with permanent financing commitments in place. F&M's subsidiary banks make a limited number of loans for acquisition, development and construction of residential real estate. F&M's construction loans, including its acquisition and development loans, generally bear a floating rate of interest and mature in one year or less. Loan underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project. As a result of strict underwriting guidelines, F&M has experienced charge-offs involving residential construction since 1993 of less than one-half of 1%.

          Consumer loans were 15.6% of F&M's total loan portfolio at December 31, 2000. F&M's subsidiary banks offer a wide variety of consumer loans, which include installment loans, credit card loans, home equity lines, and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in each subsidiary banks' respective market regions.

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

          Loan Approval.  F&M's loan approval policies provide for various
          -------------
levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed an individual officer's lending authority, the loan request must be approved by an officer with a higher lending limit or by the subsidiary bank's loan review committee. F&M has assigned a lending limit for each subsidiary bank. Loans that would result in a subsidiary bank exceeding its assigned limit must be approved first by the subsidiary bank's loan review committee and then by a central credit committee appointed by the holding company. The central credit committee consists of six senior officers of F&M Bank-Winchester and the Company, along with outside directors of either F&M Bank-Winchester or the Company, who rotate at the twice weekly meetings.

     All loans to an individual borrower are reviewed each time the borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. These reviews are conducted by each subsidiary bank and, if necessary, by F&M's central credit committee.

     Loan Review.   Each subsidiary bank of F&M has a formal loan review
     -----------
function that consists of a committee of bank officers that regularly reviews loans and assigns a classification, if required, based on current perceived credit risk. In addition, the holding company has a loan review team that performs a detailed on-site review and analysis of each subsidiary bank's portfolio on at least an annual basis to ensure the consistent application of system-wide policies and procedures. The holding company loan review team reviews all loans over an established principal amount for each subsidiary bank, which results in a review of 60% to 75% of the total principal amount of the subsidiary bank's loan portfolio. In addition, all lending relationships involving a classified loan are reviewed regardless of size. The holding company loan review team has the authority to classify any loan it determines is not satisfactory or to change the classification of a loan within F&M's loan grading system.

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

     Allowance for Loan Losses.  Each subsidiary bank of F&M maintains its
     -------------------------
allowance for loan losses based on loss experience for each loan category over a period of years and adjusts the allowance for existing economic conditions as well as performance trends within specific areas, such as real estate. In addition, each subsidiary bank periodically reviews significant individual credits and adjusts the allowance when deemed necessary. The allowance also is increased to support projected loan growth.

     Impaired Loans.  The recorded investment in certain loans that were
     --------------
considered to be impaired in accordance to FASB 114 was $20.5 million at year-end 2000 as compared to $15.0 million at year-end 1999, of which $5.7 million was classified as nonperforming. Included in 2000 impaired loans are $11.9 million secured by commercial real estate. All impaired loans at year-end 2000 and 1999 had a related valuation allowance totaling $3.0 million and $2.6 million, respectively. The average recorded investment in certain impaired loans for 2000 and 1999 was approximately $19.2 million and $15.3 million, respectively. For the years 2000 and 1999, interest income recognized on impaired loans totaled $1.7 million and $1.6 million, respectively, all of which was recognized on a cash basis.

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

DEPOSITS

     F&M's subsidiary banks offer a number of programs to consumers and to small and middle market businesses at interest rates consistent with local market conditions. The following table sets forth the mix of depository accounts offered by the subsidiary banks as a percentage of total deposits at the dates indicated:

                                                                December 31,
                                              -----------------------------------------------
                                               2000                 1999               1998
                                              ------              -------            --------
Noninterest-bearing demand                     21.6%                20.7%               21.4%
Interest checking                              17.8                 18.5                18.5
Savings accounts                                8.0                  8.6                 8.6
Money market accounts                           9.4                  9.7                 9.7
Time deposit accounts:
 Under $100,000                                33.2                 32.5                31.7
 $100,000 and over                             10.0                 10.0                10.0
                                              ------              -------            --------
                                              100.0%               100.0%              100.0%

     F&M's subsidiary banks control deposit flows primarily through pricing of deposits and, to a lesser extent, through promotional activities. F&M's subsidiary banks establish deposit rates based on a variety of factors, including competitive conditions, liquidity needs and compliance with net interest margin requirements established by F&M for all subsidiary banks. As of December 31, 2000, F&M's subsidiary banks had $300.1 million of certificates of deposit greater than $100,000, or 10.0% of total deposits. F&M's subsidiary banks do not accept brokered deposits.

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

     In order to meet its liquidity needs, F&M schedules the maturity of its investment securities according to its needs. The weighted-average life of the securities portfolio at the end of 2000 was 4 years 5 months, which is indicative of F&M's investment philosophy of investing in U.S. Government securities with maturities between three and ten years. F&M views its securities portfolio primarily as a source of liquidity and safety. However, if the market is favorable, F&M may make changes in the available for sale portfolio to take advantage of changes in the yield curve. F&M views the total available for sale securities portfolio as a source of liquidity, whereas, liquidity in the held to maturity portfolio is limited to calls and maturities. A cash reserve, consisting primarily of overnight investments such as Federal Funds, is also maintained to meet any contingencies and to provide additional capital, if needed.

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

     In 2000, F&M Trust Company offered a range of trust services. At December 31, 2000, F&M Trust Company managed $ 760.9 million in assets in approximately 1,646 fiduciary accounts, covering both personal trust activities and employee benefit plans.

COMPETITION

     Each of the market regions in which the Company operates has a highly competitive banking market involving commercial banks and thrifts. Other competitors, including credit unions, consumer finance companies, brokerage firms, insurance companies and money market mutual funds, compete with the Company for certain lending and deposit gathering services. In its Charlottesville/Albemarle County, northern Virginia, and suburban Richmond markets, the Company faces particularly intense competition from several national and regional banking institutions which have substantial operations in those market regions. Management believes, however, that the Company enjoys certain competitive advantages in its principal market of Winchester, the surrounding northern Shenandoah Valley and Loudoun County where F&M Bank-Winchester is the largest financial institution headquartered in the area and the dominant bank in terms of deposit market share.

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

THE COMPANY

     The Company is registered as a bank holding company under the Bank Holding Company Act ("BHCA") and the Virginia Financial Institution Holding Company Act, and is therefore subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Virginia State Corporation Commission (the "Virginia SCC"). F&M's subsidiary banks are subject to examination and regulation by the Virginia SCC, the West Virginia Board of Banking and Financial Institutions (the "West Virginia Board of Banking") and the Commissioner of Financial Regulation of the State of Maryland (the "Maryland CFR"). In addition, the Company and its subsidiary banks are subject to certain minimum capital standards established by the Federal Reserve and the FDIC.

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

REGULATION OF SUBSIDIARY BANKS

     General.  All of F&M's subsidiary banks are state-chartered institutions
     -------
organized under either Virginia, West Virginia, or Maryland law. Seven of the subsidiary banks, F&M Bank-Winchester, F&M Bank-Massanutten, F&M Bank-Richmond, F&M Bank-Central Virginia, F&M Bank-Southern Virginia, F&M Bank-Northern Virginia, and F&M Bank-Peoples are Virginia-chartered institutions regulated and examined by the Virginia SCC. F&M Bank-West Virginia, Inc., is a West Virginia-chartered institutions regulated and examined by the West Virginia Board of Banking. F&M Bank-Maryland is a Maryland state-chartered bank regulated and examined by the Maryland CFR.

     F&M's subsidiary banks are all members of the Federal Reserve System and are, therefore, supervised and examined by the Federal Reserve, their primary federal regulator. The Federal Reserve and the Virginia SCC, West Virginia Board of Banking, or the Maryland CFR, as appropriate, conduct regular examinations of each subsidiary bank, reviewing the adequacy of their allowance for loan losses, quality of loans and investments, propriety of management practices, compliance with laws and regulations and other aspects of operations. In addition to these regular examinations, each subsidiary bank must furnish the Federal Reserve with quarterly reports containing detailed financial statements and schedules. The FDIC, which provides deposit insurance, also has authority to examine and regulate F&M's subsidiary banks.

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

     Deposit Insurance.  The deposits of F&M's subsidiary banks are currently
     -----------------
insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC has implemented a risk-related assessment system for deposit insurance premiums and all depository institutions have been assigned to one of nine risk assessment classifications based upon certain capital and supervisory measures. All deposits of F&M's subsidiary banks are subject to the rates of the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits.

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

     If a depository institution fails to meet regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and, ultimately, require the appointment of a conservator or receiver for the institution. As of December 31, 2000, all of F&M's subsidiary banks exceeded the required regulatory capital requirements under FDICIA.

CAPITAL ADEQUACY AND DIVIDENDS

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

     Pursuant to Maryland law, a state bank may declare a cash dividend only from (i) its undivided profits or (ii) with the prior approval of the Maryland CFR, its surplus in excess of 100% of its required capital stock. For further information about the Company's dividends, see PART II., ITEM 5., "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

THE GRAMM-LEACH-BLILEY ACT OF 1999

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

A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. For various reasons, the Company has not elected to be treated as a financial holding company under GLBA.

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

     Many of GLBA's provisions, including the customer privacy protection provisions, require the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Most of the required implementing regulations have been proposed and/or adopted by the bank regulatory agencies as of December 31, 2000. Neither the provisions of GLBA nor the act's implementing regulations as proposed or adopted have had a material impact on the Company's or its subsidiaries regulatory capital ratios (as discussed above) or ability to continue to operate in a safe and sound manner.

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

ITEM 2.  PROPERTIES.

     The principal executive offices of F&M is located at 9 Court Square, Winchester, Virginia, in a multi-story building complex that is owned free of any encumbrances. The Company operates a total of 144 banking offices (122 in Virginia, 13 in West Virginia, and 9 in Maryland), 102 of which are owned by the Company or one of its subsidiary banks free of any encumbrances, and 42 of which are leased under agreements expiring at various dates, including renewal options. The Company also owns additional office facilities for various of its lending, audit, accounting, and data processing functions. Additional information regarding F&M's lease agreements may be found under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 15."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has not submitted any matters to its security holders since its Annual Meeting of Shareholders held April 25, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The following table sets forth the per share high and low last sale prices for the common stock of the Company as reported on the New York Stock Exchange, and the cash dividends declared per share on the common stock for the periods indicated:

                               PRICE RANGE                   CASH
                            HIGH         LOW               DIVIDENDS
                            ----         ---               ---------

1999
First Quarter              $30.00       $23.87               $0.195
Second Quarter              33.18        23.93                1.235
Third Quarter               33.50        26.00                0.235
Fourth Quarter              30.25        26.00                0.235


                               PRICE RANGE                   CASH
                            HIGH         LOW               DIVIDENDS
                            ----         ---               ---------

2000
First Quarter              $26.63       $21.94               $0.235
Second Quarter              25.00        21.00                0.250
Third Quarter               25.00        21.25                0.250
Fourth Quarter              27.50        22.56                0.250

     At December 31, 2000, there were 24,613,382 shares of common stock outstanding held by 9,042 holders of record.

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

     The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from F&M's subsidiary banks. F&M's subsidiary banks are subject to certain legal restrictions on the amount of dividends they are permitted to pay to the Company. At December 31, 2000, F&M's subsidiary banks had available for distribution as dividends to the Company approximately $26.8 million.

ITEM 6.    SELECTED FINANCIAL DATA.


                                                                 Year Ended December 31,
                                             ----------------------------------------------------------------
                                                2000            1999        1998         1997         1996
                                             -------------------------   ----------   -----------------------
                                                   (In thousands, except ratios and per share amounts)
Income Statement Data:
   Interest income..................         $  238,817      $ 215,675   $  214,305   $  204,908   $  191,969
   Interest expense.................            100,133         83,911       89,220       86,810       82,185
                                             ----------      ---------   ----------   ----------   ----------
   Net interest income..............            138,684        131,764      125,085      118,098      109,784
   Provision for loan losses........              3,951          4,021        5,541        5,915        2,378
                                             ----------      --------    ---------    ----------   ----------
   Net interest income after
     provision for loan losses.....             134,733        127,743      119,544      112,183      107,406
   Noninterest income..............              54,802         44,995       37,118       27,376       24,415
   Securities gains................                  51          3,118        2,436        4,221          317
   Noninterest expense.............             116,448        110,442      100,036       90,544       81,622
                                             ----------      ---------   ----------   ----------   ----------
   Income before income taxes......              73,138         65,414       59,062       53,236       50,516
   Income taxes....................              25,184         22,412       20,124       17,462       16,752
                                             ----------      ---------   ----------   ----------   ----------
   Net income......................          $   47,954      $  43,002   $   38,938   $   35,774   $   33,764
                                             ==========      =========   ==========   ==========   ===========
Per Share Data:
   Net income per share, basic(1)......      $     1.93      $     1.72  $     1.55   $     1.44   $     1.35
   Net income per share, diluted(1).....           1.92            1.71        1.54         1.42         1.34
   Cash dividends.......................           0.99            0.90        0.76         0.73         0.69
   Book value at period end.............          13.79           12.36       12.77        11.79        10.93
   Tangible book value..................          12.50           11.94       12.36        11.33        10.63
   Average basic shares outstanding(1)..         24,820          24,970      25,099       24,923       24,976
   Average duluted shares outstanding(1)         24,961          25,145      25,329       25,106       25,196

Balance Sheet Data:
   Assets...............................     $3,568,780      $3,098,167  $3,100,117   $2,875,438   $2,642,237
   Loans, net of unearned income........      2,068,702       1,887,315   1,825,420    1,773,048    1,638,293
   Securities...........................      1,152,639         883,801     828,862      715,091      683,110
   Deposits.............................      2,991,431       2,617,855   2,620,404    2,447,883    2,264,210
   Shareholders' equity.................        339,428         307,682     311,949      287,948      266,844


Performance Ratios:
   Return on average assets................        1.43%         1.40%         1.31%        1.31%        1.31%
   Return on average equity...............        14.81%        13.77%        12.86%       13.01%       13.01%
   Dividend payout........................        50.91%        49.91%        44.67%       43.99%       44.12%
   Efficiency.............................        58.24%        60.32%        59.32%       59.55%       59.42%

Asset Quality Ratios:
   Allowance for loan losses to period
     end loans, net........................        1.19%         1.27%         1.29%        1.30%        1.25%
   Allowance for loan losses to
     nonaccrual loans....................        183.48%       275.94%       189.82%      114.07%      160.29%
   Nonperforming assets to period end
     loans and foreclosed properties.....          1.06%         1.05%         1.57%        2.08%        1.71%
   Net charge-offs to average loans........        0.17%         0.19%         0.29%        0.19%        0.15%

Capital and Liquidity Ratios:
   Leverage................................        8.56%        10.06%         9.97%       10.04%       10.09%
   Risk-based capital ratios:
     Tier 1 capital.......................        14.02%        15.39%        14.97%       14.96%       15.41%
     Total capital........................        15.17%        16.59%        16.18%       16.21%       16.62%
   Average loans to average deposits......        70.68%        72.11%        71.02%       73.78%       70.57%

-----------
Note: The amounts previously reported in Form 10-Q and Form 10-K for the periods presented have been retroactively restated to reflect the acquisitions of The State Bank of the Alleghenies on January 3, 2000, Security Bank on March 22, 1999, Peoples Bank of Virginia on April 1, 1998, J. V. Arthur Inc. on April 30, 1998, Bank of Alexandria on June 1, 1998, FB&T Financial Corporation on March 29, 1996, and Allegiance Banc Corporation on October 1, 1996.

(1)  Retroactively restated for 3% stock dividend declared in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of F&M. This discussion and analysis should be read in conjunction with Item 6, "Selected Consolidated Financial Data," of this report and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," of this report.

Overview

     F&M National Corporation is a multi-state, multi-bank holding company headquartered in Winchester, Virginia. With total resources of $3.569 billion at year-end 2000, F&M provides financial, insurance, and trust services to individuals and commercial customers through 18 subsidiary corporations including 144 banking locations, 13 mortgage banking offices, 3 trust offices, and 6 insurance offices in Virginia, West Virginia and Maryland. Record earnings have been recorded in 2000 through the management of asset growth and quality, interest margin, and operating efficiencies. For 2000, net loan charge-offs were 0.17% of average loans, interest margin was 4.58%, and the efficiency ratio was 58.24%.

     F&M expanded its operations through the merger of one bank in the first quarter of 2000, the acquisition of 15 banking offices including approximately $300 million in deposits in the third quarter 2000, and announcing the merger of two banks to take place in the first quarter 2001.

          On January 3, 2000, the Company acquired The State Bank of the Alleghenies, Covington, Virginia, for approximately 1,912,000 shares of F&M common stock in a transaction accounted for as a pooling-of-interests. Upon the effective date of the share exchange, The State Bank of the Alleghenies changed its name to F&M Bank-Highlands.

          On August 25, 2000, the Company acquired deposits of approximately $300 million and 15 branch offices valued at approximately $8.0 million from Wachovia Bank, N.A. F&M immediately invested net proceeds of approximately $242 million of the acquired funds in U.S. Agency securities. Goodwill associated with the acquisition was approximately $23 million, which will be amortized over 15 years. All former employees of the acquired branches were invited to become employees of F&M after the acquisition. The new locations, all of which were located in Virginia, were acquired by five of F&M's community banks. F&M Bank-Winchester acquired two locations in Luray. F&M Bank-Massanutten acquired one location in Staunton. F&M Bank-Highlands acquired one location in Vinton. F&M Bank-Central Virginia acquired locations in Fork Union, Gordonsville, Mineral, Palmyra, and Ruckersville, and two locations in Chatham. F&M Bank-Southern Virginia expanded their market area with new locations in Blackstone, Drakes Branch, Franklin, and Kenbridge.

     On July 6, 2000, the Company and Atlantic Financial Corp., Newport News, Virginia ("Atlantic"), announced the signing of a definitive agreement for the affiliation of Atlantic with F&M. On February 26, 2001, F&M completed the acquisition of Atlantic by issuing approximately 3,160,000 common shares in exchange for all of the outstanding common shares of Atlantic. Under terms of the merger agreement, F&M exchanged 0.753 shares of its common stock for each share of Atlantic common stock. The transaction is qualified as a tax-free exchange and is being accounted for as a pooling-of-interests. Atlantic's two bank subsidiaries, Peninsula Trust Bank and United Community Bank, were combined in connection with the transaction and now operate together as a separate banking subsidiary of F&M under the name of F&M Bank-Atlantic. For additional information see Note 23 of the Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," of this report (the "Notes to Consolidated Financial Statements").

     On August 23, 2000, the Company and Community Bankshares of Maryland, Inc., Bowie, Maryland ("Community") announced the signing of a definitive agreement for the affiliation of Community with F&M. On January 25, 2001, F&M completed the acquisition of Community by issuing 545,131 common shares in exchange for all of the outstanding common shares of Community. Under terms of the merger agreement, F&M exchanged 0.75 shares of its common stock for each share of Community common stock. The transaction was accounted for as a purchase. Community merged with F&M Bank-Maryland on the day of exchange. For additional information see Note 23 of the Notes to Consolidated Financial Statements.

     During 2000, F&M implemented a program known as "Getting Better Quicker" or GBQ. This program, spearheaded by F&M's software vendor, established policies and procedures aimed at improving service to bank customers. GBQ provided cross training to employees to better serve customers and realign back office departments, thereby, reducing overhead expenditures and improving earnings.

Results of Operations

     Net income increased 11.5% in 2000 to $48.0 million compared with $43.0 million earned in 1999 and $38.9 million earned in 1998. Net income per share, basic increased to $1.93 per share in 2000 compared to $1.72 and $1.55 per share in 1999 and 1998. Net income per share, diluted increased to $1.92 per share in 2000 compared to $1.71 and $1.54 per share for 1999 and 1998.

     Profitability ratios compare favorably in 2000, 1999 and 1998. Return on average assets on an annualized basis was 1.43% for 2000 compared to 1.40% and 1.31% for 1999 and 1998. Return on average shareholders' equity is another significant measure of profitability, which in 2000 improved to 14.81%, compared to 13.77% and 12.86% in 1999 and 1998.

     Net interest margin represents tax-equivalent net interest income divided by average earning assets. It reflects the average effective rate earned by F&M on its average earning assets. In 2000, net interest margin, on a tax-equivalent basis, was 4.58% compared to 4.74% and 4.67% for 1999 and 1998. Net interest income and net interest margin are influenced by fluctuations in market rates and changes in both the volume and mix of average earning assets and the liabilities that fund those assets. In 2000, the yield on interest earning assets increased 13 basis points from 7.72% in 1999 to 7.85% in 2000 and the cost of interest-bearing liabilities increased 37 basis points from 3.82% in 1999 to 4.19% in 2000. The increase in the yield on earning assets was the result of higher rates received on loans due to increases in the prime rate. Similarly, the cost of attracting and maintaining interest-bearing liabilities increased as a result of increases in the prime rate. In the year 2000, the Federal Reserve increased the prime rate 100 basis points, which increased the yield on interest rate sensitive loans and reduced the market value on the investment portfolio. Conversely, in early January 2001, the Federal Reserve cut the prime rate 100 basis points, which will influence the yield on interest rate sensitive loans and market value of the investment portfolio.

     In 2000, average interest-earning assets have increased to $3.065 billion from $2.812 billion and $2.707 billion in 1999 and 1998. Two factors contributed to the growth in interest-earning assets. First, on August 25, 2000, approximately $242 million of the funds acquired from the 15 branch acquisition were invested in securities. Secondly, competition for potential loan customers have made potential customers rate sensitive, consequently, the rate relative to the volume of increase in loans has increased. Loans, net of unearned discount in 2000 increased $181.4 million to $2.069 billion as compared to $1.887 billion and $1.825 billion in 1999 and 1998.

     F&M's securities portfolio represents the second largest component of interest earning assets. At December 31, 2000, F&M's securities portfolio totaled $1.153 billion, $268.8 million or 30.4% higher than year-end 1999. The securities portfolio at year-end 1999 totaled $883.8 million, which was $54.9 million or 6.6% higher than year-end 1998. Investment in securities increased approximately $26.8 million for the 12-month period 2000 if investment in securities attributable to the branch acquisitions were eliminated. Strong loan demand limited funds to be invested in securities prior to the branch acquisition. Funds invested in the securities portfolio were primarily invested in U.S. agency securities, which had attractive yield and maturity offerings.

     F&M's efficiency ratio, a measure of its performance based upon the relationship between non-interest expense and income less securities gains, compares favorably to other Virginia financial institutions. F&M's efficiency ratio for 2000, 1999 and 1998 was 58.2%, 60.3% and 59.3%, respectively. A lower efficiency ratio represents a greater control of non-interest related costs. This ratio is influenced as a result of acquisition and affiliation costs due to F&M's program of acquiring financial institutions. A fluctuation in the efficiency ratio can be attributed to relative changes in both non-interest expense and net interest income.

     Since the beginning of 1988, F&M has acquired approximately $1.575 billion in assets and $1.369 billion in deposits through sixteen bank acquisitions and two non-bank acquisitions. Fifteen of these acquisitions were accounted for as a pooling-of-interests and three as a purchase. These transactions enabled F&M to expand its market into the eastern panhandle of West Virginia, northern Virginia market of Loudoun, Fauquier, Fairfax and Prince William counties, southern Virginia market of Greensville County, increase its market share in two of its other Virginia markets and enter the Maryland markets of Montgomery and Prince George counties. In addition, the acquisition of 15 branch banks in 2000, which was accounted for as a purchase, expanded F&M's market primarily along the border of Virginia and North Carolina, southern and southwestern Virginia.

     F&M is not aware of any current recommendations by any regulatory authorities, which, if they were implemented, would have a material effect on the registrant's liquidity, capital resources, or results of operation.

     Table 1 sets forth, for the periods indicated, selected quarterly results of F&M's operations.

                                    Table 1
                    Summary of Financial Results By Quarter

                                                    2000 (1)                                         1999 (1)
                                  ---------------------------------------------    --------------------------------------------
                                   Dec. 31    Sept. 30    June 30     Mar. 31       Dec. 31    Sept. 30    June 30    Mar. 31
                                  ---------  ---------- ----------- -----------    ---------- ----------  ---------- ----------
                                                (In thousands, except per share amounts)
Interest income................   $ 63,788     $60,704     $58,527    $55,798        $55,269    $ 54,112    $53,514    $52,780
Interest expense...............     28,080      25,621      24,188     22,244         21,664      20,454     20,924     20,869
                                  ---------  ---------- ----------- ----------     ---------- ----------- ---------- ----------
Net interest income............     35,708      35,083      34,339     33,554         33,605      33,658     32,590     31,911
Provision for loan
  losses.......................      1,061       1,101       1,026        763          1,207         793      1,101        920
                                  ---------  ---------- ----------- ----------     ---------- ----------- ---------- ----------
Net interest income
  after provision
  for loan losses..............     34,647      33,982      33,313     32,791         32,398      32,865     31,489     30,991
Noninterest income.............     13,593      14,093      15,628     11,539         11,189      12,153     11,951     12,820
Noninterest expense............     29,645      28,644      30,706     27,453         29,019      28,205     27,412     25,806
Income before income
  taxes........................     18,595      19,431      18,235     16,877         14,568      16,813     16,028     18,005
Applicable income
   taxes.......................      6,208       6,782       6,367      5,827          4,709       5,686      5,673      6,344
                                  ---------  ---------- ----------- ----------     ---------- ----------- ---------- ----------
Net income.....................   $ 12,387     $12,649     $11,868    $11,050         $9,859     $11,127    $10,355    $11,661
                                  =========  ========== =========== ==========     ========== =========== ========== ==========

Earnings per share, basic (2)..      $0.50       $0.51       $0.48      $0.44          $0.39       $0.45      $0.41      $0.47

Earnings per share,
   assuming dilution (2).......      $0.50       $0.51       $0.47      $0.44          $0.39       $0.44      $0.41      $0.46

(1) The amounts previously reported on Form 10Q for the periods presented have been retroactively restated to reflect the acquisition of State Bank of the Alleghenies on January 3, 2000 and Security Bank on March 22, 1999.

(2) Retroactively restated to reflect 3% stock dividend declared in August, 1999.

Net Interest Income

     Net interest income represents the principal source of earnings for F&M. Net interest income equals the amount by which interest income exceeds interest expense and represents F&M's gross profit margin. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

     Net interest income increased to $138.7 million for the year ended December 31, 2000, up 5.3% over the $131.8 million reported for the same period in 1999 and was also up 5.3% in 1999 over the $125.1 million reported for 1998. Net interest income in 2000 was affected by increased demand for loans coupled with rising market rates in a strong, expansionary economy.

     Loans grew $181.4 million or 9.6% to $2.069 billion in 2000 from $1.887 billion in 1999. Loans increased in 1999 by $61.9 million or 3.4% over $1.825 billion in 1998. In 2000, deposit growth and deposit acquisition provided the sources of funds by increasing to $2.991 billion, up $373.6 million or 14.3% from $2.618 billion in 1999. Interest-bearing deposits increased $269.4 million in 2000 to $2.346 billion from $2.076 billion in 1999. Deposit and loan growth in 2000 was affected by intense competition for deposit dollars, rising interest rates, a bull stock market coupled with very low unemployment. The Federal Reserve lowered the discount rate in the latter part of 1998 in order to preserve economic stability. In 1999 and 2000, the Federal Reserve raised interest rates in an effort to slow down the economy. Efforts to slow the economy by the Federal Reserve through raising interest rates reduced economic expansion in the fourth quarter 2000. The Federal Reserve lowered interest rates by 50 bps. on January 4, 2000 to again spur growth in the economy.

     Net interest income was $131.8 million for the year 1999, up 5.3% over the $125.1 million reported for the same period in 1998. Net interest income in 1999 was affected by increased competition for loans that resulted in lower loan rates, however, the economy was considered strong and continued to expand. Loans grew $61.9 million or 3.4% to $1.887 billion in 1999 from $1.825 billion in 1998. In 1999, deposits provided the source of funds by increasing on average to $2.589 billion up $75 million or 3.0% from $2.514 in 1998. Interest-bearing deposits increased on average $36.0 million in 1999 to $2.053 billion from $2.017 billion in 1998. The Federal Reserve lowered interest rates in 1998 to spur the economy and raised interest rates in 1999 to slow the economy.

This change in economic management by the Fed effected loan and deposit growth in 1999 and 1998.

     Net interest income was $125.1 million for the year 1998, up 5.9% over the $118.1 million reported for the same period for 1997. Net interest income in 1998 was affected by a rebound of loan demand following a recessionary period. Loans grew $52.4 million or 3.0% to $1.825 billion in 1998 from $1.773 billion in 1997. In 1998, total noninterest bearing deposits provided the primary source of funds increasing to an average balance of $496.9 million.

     Table 2 analyzes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. Nonaccruing loans are included in average loans outstanding.

                                    Table 2
                           Volume and Rate Analysis
                             Tax equivalent basis

                                                        2000                                1999
                                           ------------------------------   ------------------------------------
                                                                Change in                           Change in
                                            Volume     Rate     Income/       Volume       Rate       Income/
                                            Effect    Effect    Expense       Effect      Effect      Expense
                                           --------- ---------  ---------   ----------- ----------- ------------
                                                (Dollars in thousands)           (Dollars in thousands)
Earning Assets:
   Taxable securities....................  $  9,352   $ 2,449    $11,801       $ 5,537    $   (218)    $  5,319
   Tax-exempt securities.................        34       465        499           (90)       (116)        (206)
   Taxable loans.........................    10,283         -     10,283        13,051     (13,970)        (919)
   Tax-exempt loans......................       378        (5)       373           167        (115)          52
   Fed funds sold and repurchase
    agreements...........................      (583)    1,061        478        (3,558)        635       (2,923)
   Interest-bearing deposits
    in other banks.......................        11         3         14          (142)        135           (7)
                                           --------   -------    --------      --------   --------     --------
     Total earning assets................    19,475     3,973     23,448        14,965     (13,649)       1,316
                                           --------   -------    --------      --------   --------     --------

Interest-Bearing Liabilities:
   Checking deposits.....................       400       539        939        (1,475)      1,417          (58)

   Savings deposits - regular............        58      (100)       (42)          244        (621)        (377)

   Savings deposits-
    money market.........................       255       985      1,240           202        (718)        (516)

   CD's & other time deposits-
    under $100,000.......................     5,084     3,556      8,640        (1,673)     (2,527)      (4,200)

   CD's & other time deposits-
    $100,000 & over......................     1,771       723      2,494           562      (1,308)        (746)
                                           --------   -------    -------       --------   --------     --------
     Total interest-bearing
      deposits...........................     7,568     5,703     13,271        (2,140)     (3,757)      (5,897)

   Borrowed funds short-term.............     1,501     1,539      3,040           376        (257)         119
   Borrowed funds long-term..............      (203)      114        (89)          450          19          469
                                           ---------  -------    -------       --------   --------     --------
   Total interest-bearing
   liabilities...........................     8,866     7,356     16,222        (1,314)     (3,995)      (5,309)
                                           ---------  -------    -------       --------   --------     --------
   Change in net interest income.........   $10,609   $(3,383)   $ 7,226       $16,279    $ (9,654)    $  6,625
                                           =========  =======    =======       ========   ========     ========

Note: The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                    Table 3
            Average Balances, Income and Expense, Yields and Rates

                                                                    Twelve Months Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                   2000                             1999                           1998
                                                            Annual                          Annual                          Annual
                                     Average      Income/   Yield/    Average     Income/   Yield/      Average   Income/   Yield/
                                     Balance      Expense    Rate     Balance     Expense    Rate       Balance   Expense    Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                    (Dollars In thousands)
Securities:
   Taxable.......................... $  963,190    $61,736    6.41%   $  815,613   $ 49,935   6.12%   $  725,707  $ 44,616    6.15%
   Tax-exempt (1)...................     31,261      2,910    9.31%       30,825      2,411   7.82%       31,939     2,617    8.19%
                                     ------------------------------   -----------------------------   ------------------------------
     Total securities...............    994,451     64,646    6.50%      846,438     52,346   6.18%      757,646    47,233    6.23%

Loans (net of unearned income):
   Taxable..........................  1,970,525    168,033    8.53%    1,850,260    157,750   8.53%    1,770,865   158,669    8.96%
   Tax-exempt (1)...................     20,574      2,045    9.94%       16,765      1,672   9.97%       14,473     1,620   11.19%
                                     ------------------------------   -----------------------------   ------------------------------
     Total loans....................  1,991,099    170,078    8.54%    1,867,025    159,422   8.54%    1,785,338   160,289    8.98%

Fed funds sold and repur-
   chase agreements.................     78,379      5,773    7.37%       97,689      5,295   5.42%      162,459     8,218    5.06%
Interest-bearing deposits in
   other banks......................      1,056         55    5.21%          835         41   4.91%        1,319        48    3.64%
                                     ------------------------------   -----------------------------   ------------------------------
     Total earning assets...........  3,064,985    240,552    7.85%    2,811,987    217,104   7.72%   $2,706,762   215,788    7.97%
Less: allowance for loan losses.....    (24,461)                         (23,861)                        (23,431)
Total nonearning assets.............    306,479                          280,593                         280,472
                                     ----------                       ----------                      -----------
Total assets........................ $3,347,003                       $3,068,719                      $2,963,803
                                     ==========                       ==========                      ===========

LIABILITIES and SHAREHOLDERS' EQUITY
Interest-bearing deposits:
   Checking......................... $  501,958   $ 10,820    2.16%   $  482,755   $  9,881   2.05%   $  440,179  $  9,939    2.26%
   Regular savings..................    232,523      5,484    2.36%      230,293      5,526   2.40%      221,768     5,903    2.66%
   Money market savings.............    267,444      8,472    3.17%      258,595      7,232   2.80%      252,350     7,748    3.07%
   Certificates of deposit:
     Less than $100,000.............    927,533     52,193    5.63%      833,911     43,553   5.22%      865,039    47,753    5.52%
     $100,000 and more..............    281,958     14,673    5.20%      247,434     12,179   4.92%      237,673    12,925    5.44%
                                     ------------------------------   -----------------------------   ------------------------------
Total interest-bearing deposits.....  2,211,416     91,642    4.14%    2,052,988     78,371   3.82%    2,017,009    84,268    4.18%

Short-term borrowings...............    154,186      7,008    4.55%      116,277      3,968   3.41%      102,017     3,849    3.77%
Long-term borrowings................     22,998      1,483    6.45%       25,884      1,572   6.07%       18,469     1,103    5.97%
                                     ------------------------------   -----------------------------   ------------------------------
Total interest-bearing liabilities..  2,388,600    100,133    4.19%    2,195,149     83,911   3.82%    2,137,495    89,220    4.17%
Noninterest-bearing liabilities:
   Demand deposits..................    605,460                          535,997                         496,856
   Other liabilities................     29,248                           25,338                          26,548
                                     ----------                       ----------                      -----------
Total liabilities...................  3,023,308                        2,756,484                      $2,660,899
Stockholders' equity................    323,695                          312,235                         302,904
                                     ----------                       ----------                      -----------
Total liabilities and share-
   holders' equity.................. $3,347,003                       $3,068,719                      $2,963,803
                                     ==========                       ==========                      ===========
Net interest income.................              $140,419                         $133,193                       $126,568
                                                  ---------                        ---------                      ---------
Interest rate spread................                          3.66%                           3.90%                           3.80%

Interest expense as a percent
of average earning assets...........                          3.27%                           2.98%                           3.30%

Net interest margin ................                          4.58%                           4.74%                           4.67%

(1) Income and yields are reported on a taxable-equivalent basis.

     Table 3 depicts interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated. Loans placed on a nonaccrual status are included in the balances and were included in the computation of yields, upon which they had no material effect. Average balances are calculated based on month-end averages.

Interest Sensitivity

     The primary goals of interest rate risk management are to minimize fluctuations in net interest margin as a percentage of earning assets and to increase the dollars of net interest margin at a growth rate consistent with the growth rate of total assets. These goals are accomplished by balancing the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed rate asset and liability contracts reasonably consistent and short, and by routinely adjusting pricing rates to market conditions on a weekly basis.

     The goal of F&M is to generally maintain a position that is to provide flexibility enough to move to an equality between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Interest rate gaps are managed through investments, loan pricing and deposit pricing. When an unacceptable positive gap within a one-year time frame occurs, selling shorter-term investments and buying longer maturities can extend maturities. The same effect can also be accomplished by reducing emphasis on variable rate loans. When an unacceptable negative gap occurs, variable rate loans can be increased and more investment in shorter-term investments can be made. Pricing policies on either or both loans and deposits can be changed to accomplish any of the goals. F&M reviews the interest sensitivity position of each subsidiary bank at least once a quarter.

     It is F&M's policy not to engage in activities considered to be derivative in nature such as futures, option contracts, swaps, caps, floors, collars or forward commitments. F&M considers derivatives as speculative which is contrary to F&M's historical or prospective philosophy. F&M does not hold or issue financial instruments for trading purposes. F&M does hold in its loan and security portfolio investments that adjust or float according to changes in the "prime" lending rate which is not considered speculative, but necessary for good asset/liability management. Off-balance sheet risks such as commitments to extend credit, standby letters of credit and other items are discussed in Note 19 in the Notes to Consolidated Financial Statements.

Market Risk Management

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. F&M's market risk is composed primarily of interest rate risk. F&M's Asset/Liability/Risk Committee ("ALCO") is responsible for reviewing the interest rate sensitivity position of F&M and establishing policies to monitor and limit exposure to interest rate risk. F&M's Board of Directors reviews guidelines established by ALCO.

     Asset/Liability/Risk Management: The primary goals of asset/liability management are to maximize net interest income and the net value of F&M's future cash flows within the interest rate risk limits set by ALCO.

     Interest Rate Risk Measurement: Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings simulation modeling and net present value estimation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.

     Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specified time period. The cumulative one-year gap, at year-end 2000 and 1999 was -10.0% and -6.5% of total earning assets, respectively. The policy limit for the one-year gap is plus or minus 15% of adjusted total earning assets.

     Core deposits and loans with noncontractual maturities are included in the gap repricing distributions based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.

     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the timeframes in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

     Earnings Simulation: The earnings simulation model forecasts one-year net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.

     The most recent earnings simulation model projects net income would decrease by approximately 0.7% of stable-rate net income if rates fell by two hundred basis points over the next year. It projects an increase of approximately 0.5% if rates rise over the next year by two hundred basis points. Management believes this reflects an asset-sensitive rate risk position for the one-year horizon. This one-year forecast is within the ALCO guideline of 15.0%.

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

     Net Present Value: The Net Present Value ("NPV") of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The resulting percentage change in NPV is an indication of the longer term repricing risk and options risk embedded in the balance sheet.

     At year-end, a 200 basis point immediate increase in rates is estimated to reduce NPV by 10.3%. Additionally, NPV is projected to increase by 3.7% if rates fall immediately by 200 basis points.

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

                                    Table 4
                        Interest-rate Risk Measures

                                                                             Year-end
                                                                        2000           1999
                                                                      --------        -------
Static 1-Year Cumulative Gap                                           -10.0%          -6.5%

1-Year Net Income Simulation Projection (1)
    -200 bp Rate Change vs Stable Rate                                  -0.7%          -1.1%
   +200 bp Rate Change vs Stable Rate                                    0.5%           0.6%

Static Net Present Value Change
   -200 bp Shock vs Stable Rate                                          3.7%           6.3%
  +200 bp Shock vs Stable Rate                                         -10.3%          -8.7%

(1) The net income simulation projection for 2000 is based on a ramp of interest rates where the rate change is spread over a 12 month period.



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

     Management expects interest rates will decrease approximately 150 bps. during 2001 and believes that the current modest level of liability sensitivity is appropriate.

Noninterest Income

     Noninterest income for 2000 increased $6.7 million, or 14.0%, from $48.1 million at year-end 1999 to $54.9 million at year-end 2000. If security gains were eliminated for the 12 month period 2000 and 1999, noninterest income increased $9.8 million or 21.8%. For the year 1999, gains realized on securities available for sale were $3.1 million or 6.5% of total noninterest income, whereas, for the year 2000 only $51 thousand gains were taken. Security gains are realized when market conditions exist that are favorable to the Company and/or conditions dictate additional liquidity is desirable. It is the intent of the Company not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer.

     F&M Trust Company income increased $478 thousand or 16.6% from $2.9 million for 1999 to $3.3 million for 2000 as a result of increased fiduciary activities and the settlement of estates. Service charges on deposit accounts, the largest single item of noninterest income, increased $2.7 million for 2000, up 17.5% over the comparable period a year ago. Revenues have increased from fees charged for debit card transactions, point of sale charges, and ATM transactions. Credit card fees increased to $5.1 million for 2000 as compared to $4.8 million for 1999 as a result of increased card loan volume. Fees for other customer services were $15.1 million for 2000, which increased $6.6 million or 77.4% from 1999 primarily as a result of fees charged customers in the secondary market. Insurance commissions increased $841 thousand or 9.4% from $9.0 million in 1999 to $9.8 million in 2000 as a result of F&M's two full service insurance agencies expanding their customer base. Other operating3,349 income decreased to $3.2 million in 2000, down $1.2 million or 26.8% over 1999. The decrease in other operating income was primarily the result of additional merger related expenditures incurred in 1999.

     In 1999, noninterest income increased $8.6 million or 21.6% from $39.6 million in 1998 to $48.1 million. F&M Trust Company income increased $230 thousand or 8.7% from $2.6 million for 1998 to $2.9 million for 1999 as a result of additional and increased fiduciary activities. Service charges on deposit accounts were $15.5 million for 1999, up 12.8% over the previous year. Credit card fees were $4.8 million and $4.2 million for 1999 and 1998, respectively, up $586 thousand or 14.0% as a result of increased card lending activities. Fees for other customer services were $8.6 million for 1999, which increased $5.2 million or 156.6% from 1998 as a result of increased secondary market activities, increased marketing of current services and providing new services for customers. Insurance commissions increased $589 thousand or 7.0% from $8.4 million in 1998 to $9.0 million in 1999 as a result of acquiring F&M's insurance subsidiaries, which expanded their customer base. Gains on sale of securities were $3.1 million for 1999 as compared to $2.4 million for 1998. Security gains are realized when market conditions exist that are favorable to F&M and/or conditions dictate additional liquidity is desirable. Interest rates were rising in 1999 increasing the appeal to reposition securities, therefore, security gains were larger in 1999 than in 1998.

                                    Table 5
                               Noninterest Income

                                                                         Year ended December 31,
                                                                      ------------------------------
                                                                       2000       1999        1998
                                                                      ------------------------------
                                                                          (Dollars in thousands)
Commissions and fees from fiduciary activities...................    $ 3,349     $$2,871     $ 2,641
Service charges on deposit accounts..............................     18,229      15,509      13,752
Credit card fees.................................................      5,095       4,779       4,193
Fees for other customer services.................................     15,149       8,54        3,329
Insurance commission income......................................      9,827       8,986       8,397
Other operating income...........................................      3,153       4,309       4,806
                                                                     -------------------------------
   Noninterest income............................................     54,802      44,995      37,118
Profits on securities available for sale.........................         51       3,118       2,436
                                                                      ------------------------------
   Total noninterest income.......................................   $54,853     $48,113     $39,554
                                                                     ===============================

Noninterest Expense

     Growth in 2000 noninterest expense was primarily attributable to expanding secondary market activities, branch bank expansion and remodeling older bank offices, computer networking, and other costs associated with handling asset and liability growth. Total noninterest expense increased $6.0 million or 5.4%, from $110.4 million in 1999 to $116.4 million in 2000. Salaries and employee benefits increased $2.7 million or 4.3% from $63.2 million for 1999 to $65.9 million for 2000 as a result of employing additional personnel due to the branch expansion, certain employees who are paid on a commission basis, and increases in costs associated with salaries and benefits. The acquisition price associated with acquiring 15 branches included land, buildings and equipment was approximately $8.0 million, which is being amortized over the appropriate depreciable life of each asset. The cost of net occupancy expense has increased $908 thousand or 10.1% to $9.9 million for 2000, as a result of acquiring new branches and remodeling older branches. Furniture and equipment expense increased $386 thousand or 5.0% to $8.0 million for 2000, which reflects higher 2000 costs related to intercompany networking and equipment and software upgrades. Other operating expense increased $2.0 million from $27.0 million in 1999 to $29.0 million in 2000.

     For 1999, noninterest expense increased by $10.4 million, or 10.4%, from $100.0 million in 1998 to $110.4 million in 1999. This increase was primarily due to a $7.7 million, or 13.9% increase in salary and employee benefits, a $515 thousand or 6.1% increase in net occupancy expense including furniture and equipment expense and a $487 thousand, or 15.5% increase in credit card expense. Other operating expenses also increased $782 thousand or 3.0% in 1999. Increases in noninterest expense in 1999 were attributable to branch expansion and other overhead expenses associated with loan and deposit growth. Credit card expenses increased as a result of higher card lending activity coupled with a computer conversion. Other operating expenses increased as a result of professional fees associated with acquiring new banks and training and conversion costs associated with converting to a new consolidated data processing system.

                                    Table 6
                              Noninterest Expense


                                                     Year ended December 31,
                                                -------------------------------
                                                   2000       1999       1998
                                                  -----------------------------
                                                      (Dollars in thousands)
Salaries and employee benefits...............    $ 65,851    $63,165    $55,442
Net occupancy expense of premises............       9,934      9,026      8,511
Furniture and equipment expense..............       8,040      7,654      6,755
Credit card expense..........................       3,647      3,623      3,136
Other operating expenses.....................      28,976     26,974     26,192
                                                 -------------------------------
   Total.....................................    $116,448   $110,442   $100,036
                                                 ===============================

Income Taxes

     Income tax expense was $25.2 million, $22.4 million, and $20.1 million at December 31, 2000, 1999, and 1998, respectively. The increase in income taxes is attributable to increased taxable earnings at the federal statutory income tax rate of 35% and state income taxes levied by West Virginia and Maryland. This corresponds to an effective tax rate of 34.4%, 34.3% and 34.1% for the three years ended December 31, 2000, 1999 and 1998, respectively. Note 17 to Notes to Consolidated Financial Statements for year-end provide reconciliation between income tax expense computed using the federal statutory income tax rate and F&M's actual income tax expense. Also included in Note 17 to Notes to Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for each of the three years ended December 31, 2000.

Loan Portfolio

     Loans, net of unearned income, increased to $2.069 billion at December 31, 2000, up $181.4 million or 9.6% from $1.887 billion at year-end 1999 and up $61.9 million or 3.4% from $1.825 billion at year-end 1998. The loan activity increase for 2000 is indicative of a highly competitive market coupled with an expanding economy. All of F&M's subsidiary banks offer both commercial and consumer loans, but lending activity is generally focused on consumers and small to middle-market businesses within the subsidiary banks' respective market regions. Five of F&M's subsidiary banks, F&M Bank-Massanutten, F&M Bank-West Virginia, F&M Bank-Southern Virginia, F&M Bank-Highlands, and F&M Bank-Peoples emphasize consumer lending, with activities focused primarily on residential real estate and consumer lending. F&M Bank-Richmond, F&M Bank-Northern Virginia, F&M Bank-Central Virginia and F&M Bank-Maryland are based in larger markets where the commercial loan demand is stronger and, as a result, their lending activities place a greater emphasis on small to medium-size business. F&M Bank-Winchester, because of its size and dominant position in its market, has a greater opportunity to appeal to larger commercial customers in addition to consumers.

     Approximately 45.0% of F&M's loan portfolio at December 31, 2000 was comprised of commercial loans, which includes certain loans secured by real estate in categories of multifamily, non-farm, non-residential and agricultural where real estate is among the sources of collateral securing the loan. F&M's subsidiary banks offer a variety of commercial loans within their market regions, including revolving lines of credit, working capital loans, equipment financing loans and letters of credit. Although F&M's subsidiary banks typically look to the borrower's cash flow as the principal source of repayment for such loans, assets, such as real property, accounts receivable, inventory and equipment, secure many of the loans within this category. In addition, a number of commercial loans are secured by real estate used by such businesses and are generally personally guaranteed by the principals of the businesses. F&M's commercial loans generally bear a floating rate of interest tied to a system-wide prime rate set by F&M Bank-Winchester.

     F&M's residential real estate loan portfolio (including home equity lines) was 35.5% of total loans at December 31, 2000. The residential mortgage loans made by F&M's subsidiary banks and F&M Mortgage Services are made only for single family, owner-occupied residences within their respective market regions. Residential mortgage loans offered by F&M's subsidiaries are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the third or fifth year anniversary of the loan.

     F&M Mortgage Services, F&M Bank-Northern Virginia and F&M Bank-Peoples sell into the secondary market permanent residential mortgage loans that conform to GNMA and FNMA underwriting guidelines. These F&M subsidiaries purchase government insured 1-4 family FHA and VA loans and resell them immediately in package form.

     F&M's real estate construction portfolio historically has been a relatively small portion of the total loan portfolio. At December 31, 2000, construction loans were $122.8 million or 5.9 % of the total loan portfolio. Generally, all construction loans are made to finance owner-occupied properties with permanent financing commitments in place. F&M's subsidiary banks make a limited number of loans for acquisition, development and construction of residential real estate. F&M's construction loans, including its acquisition and development loans, generally bear a floating rate of interest and mature in one year or less. Loan underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project. As a result of strict underwriting guidelines, F&M has experienced charge-offs involving residential construction loans since 1996 of less than one half of 1% of total loans.

     Consumer loans were 13.7% of F&M's total loan portfolio at December 31, 2000. F&M subsidiary banks offer a wide variety of consumer loans, which include installment loans, credit card loans, and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in each of F&M's subsidiary banks' respective market regions.

     Loans secured by real estate consist of a diverse portfolio of predominantly single-family residential loans, which at December 31, 2000 comprised 29.3% of the loan portfolio. Loans secured by commercial real estate comprised 30.1% of the loan portfolio at December 31, 2000 and consist principally of commercial and industrial loans where real estate constitutes a source of collateral (shown in Table 7 under the category of "Non-farm, non-residential"), multifamily loans (1.2%) and agricultural loans (0.9%). F&M attempts to reduce its exposure to the risks of the local real estate market by limiting the aggregate size of its commercial real estate portfolio and by making such loans primarily on owner-occupied properties. F&M has historically engaged in limited mortgage lending on multifamily and agricultural properties. Real estate construction loans accounted for only 5.9% of total loans outstanding at December 31, 2000. F&M's net charge-off rate for all loans secured by real estate was 0.02% of period end loans. This is consistent with 1999 when the charge-off rate for all loans secured by real estate was 0.006% of period end loans outstanding. F&M's consumer loan portfolio, its second largest loan category, consists principally of personal loans.

     Consistent with its focus on providing community-based financial services, F&M generally does not make loans outside its principal market regions. F&M does not engage in foreign lending activities, consequently, the loan portfolio is not exposed to risk from foreign credits. F&M maintains a policy not to originate or purchase loans classified by regulators as highly leveraged transactions or loans to foreign entities or individuals.

     F&M's unfunded loan commitments amounted to $602.3 million at December 31, 2000, compared to $535.9 million at December 31, 1999. The increase in unfunded loan commitments is due to new customers requiring commitments.

     On December 31, 2000, F&M had a concentration of loans in non-farm, non-residential loans, consisting primarily of commercial loans secured by real estate of $579.1 million and 1-4 family residential mortgage loans of $605.7 million which were in excess of 10 percent of the total loan portfolio. Loan collateral is predominantly real estate related due to the nature of F&M's market. Consumer loans to individuals and commercial, financial and agricultural loans of $283.9 million and $308.0 million, respectively, also were in excess of 10% of the total loan portfolio.

     A number of economic factors in conjunction with loan activity in 2000 suggest that loan growth in 2001 may progress at a slower pace. Interest rates at year-end 2000 were above the levels they reached in 1999, which are unattractive to borrowers. Never the less, new home construction continues to grow in spite of higher interest rates. Resale of older homes has been strong due to the growing economy. Auto sales were strong in early quarters of 2000, but are slowing by the end of 2000. The economic forecast for 2001 is unclear. The economy is continuing to create new jobs, however, the lack of available workers is having an impact on production. Economic reports suggest that borrowers are still showing a strong degree of confidence in the economy and are willing to incur additional debt. During 2000, the Federal Reserve took steps to slow the economy by raising interest rates, but has since lowered rates in early 2001 and is likely to consider lowering interest rates further during the year to spur the economy. These factors may result in a positive loan growth trend in 2001.

                                                                            December 31,
                                                    -----------------------------------------------------------------
                                                          2000         1999         1998         1997         1996
                                                    -----------------------------------------------------------------
Commercial, financial and agricultural............       $308,019    $300,016      $298,367    $287,813     $247,276
Real estate construction...........................       122,803     108,631       104,358      99,007       80,207
Real estate mortgage :
   Loans held for sale                                     59,414      22,217        29,479      39,923       35,858
   Residential (1-4 family)........................       605,745     557,744.      539,406     525,712      490,744
   Home equity lines...............................        69,347      59,545        64,942      74,901       74,582
   Multifamily.....................................        25,671      27,624        30,060      32,860       34,614
   Non-farm, non-residential (1)..................        579,091     528,667       508,565     488,500      457,129
   Agricultural...................................         18,075      18,435        15,297      18,516       19,199
                                                    -----------------------------------------------------------------
   Real estate subtotal...........................      1,357,343   1,214,232     1,187,749   1,180,412    1,112,126
Loans to individuals:
   Consumer.......................................        262,963     247,503       219,394     189,400      183,811
   Credit card....................................         20,955      20,547        21,074      23,047       23,389
                                                    -----------------------------------------------------------------
   Loans to individuals subtotal.................         283,918     268,050       240,468     212,447      207,200
     Total loans..................................      2,072,083   1,890,929     1,830,942   1,779,679    1,646,809
Less unearned income.............................          (3,381)     (3,614)       (5,522)     (6,631)      (8,516)
                                                    -----------------------------------------------------------------
Loans - net of unearned income..................       $2,068,702..$1,887,315    $1,825,420  $1,773,048   $1,638,293
                                                    =================================================================

(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

REMAINING MATURITIES OF SELECTED LOANS

                                                                  December 31, 2000
                                                    ----------------------------------------
                                                           Commercial,
                                                          Financial and       Real estate-
                                                          Agricultural        Construction
                                                    ----------------------------------------
                                                            (Dollars in thousands)
          Within 1 year.........................         $167,569                   $78,594
                                                    --------------            --------------
          Variable Rate:
            1 to 5 years........................           27,339                     5,649
            After 5 years........................          15,814                    10,438
                                                    --------------            --------------
            Total..............................            43,153                    16,087
                                                    --------------            --------------
          Fixed Rate:
            1 to 5 years......................             86,843                    19,894
            After 5 years.....................             10,454                     8,228
                                                    --------------            --------------
            Total.............................             97,297                    28,122
                                                    --------------            --------------
            Total Maturities..................           $308,019                  $122,803
                                                    ==============            ==============

     Allowance for Loan Losses. The allowance for loan losses is an estimate of an amount adequate to provide for potential losses in the loan portfolio of each of F&M's subsidiary banks. The amount of the allowance is based on management's evaluation of the collectability of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Each of F&M's subsidiary banks' has a formal loan review function, which consists of a committee of bank officers that regularly reviews loans and assigns a classification based on current perceived credit risk. In addition, the holding company has an independent loan review team that performs a detailed on-site review and analysis of each of F&M's subsidiary bank's loan portfolio on at least an annual basis reviewing 60% to 75% of the total principal amount of each of F&M's subsidiary bank's loan portfolio. In addition, all lending relationships involving an adversely classified loan are reviewed. The review team has the authority to classify any loan it determines is not satisfactorily classified within F&M's grading system. All classified loans are reviewed at least quarterly by F&M's senior officers and by the subsidiary banks' board of directors. The subsidiary bank's boards of directors review all past due and nonaccrual loans monthly. As a matter of policy, F&M's subsidiary banks place loans on nonaccrual status when management determines that the borrower can no longer service debt from current cash flows and/or collateral liquidation. This generally occurs when a loan becomes 90 days past due as to principal and interest. This detailed management analysis forms the basis for determining the amount needed in the allowance for loan losses. Although the ratio of the allowance to total loans and nonaccrual loans may be less than its peers, F&M believes the ratio to be adequate based on this loan risk review analysis.

     Nonperforming loans increased $4.5 million from $8.9 million at year-end 1999 to $13.4 million at year-end 2000. In keeping with F&M's conservative philosophy, the amount provided for the provision for loan losses was $4.0 million after careful analysis of possible losses in the loan portfolio. The nature of loan quality in the portfolio and improved underwriting standards in 2000 allowed F&M to maintain a lower ratio of allowance for loan losses to period end loans. The ratio of allowance for loan losses to period end loans, net for 2000, 1999 and 1998 was 1.19%, 1.27% and 1.29%, respectively. In 2000,
F&M included in its loan portfolio $14.4 million loans composed of SBA, FHA and VA residential housing loans that were guaranteed by the US government, upon which no or little reserve is required. In 2000, 1999 and 1998, the ratios of allowance for loan losses to nonaccrual loans were 183.5%, 275.9% and 189.8%, respectively. This ratio indicates the relationship between the amount of nonaccrual loans and the amount reserved for loan losses.

     The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies. F&M's subsidiary banks are examined at different times, but the Virginia Bureau of Financial Institutions examined all Virginia banking subsidiaries, the West Virginia Division of Banking examined the West Virginia bank subsidiary and the Maryland Department of Labor, Licensing and Regulation examined F&M's Maryland bank subsidiary during 2000. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     F&M maintains a general allowance for loan losses and does not allocate its allowance for loan losses to individual categories for management purposes. Table 8 shows an allocation among loan categories based upon analysis of the loan portfolio's composition, historical loan loss experience, and other factors and the ratio of the related outstanding loan balances to total loans.

                                     2000                     1999                  1998                       1997
                                 ------------------------- ----------------------- ------------------------ ------------------------
                                              Percent of              Percent of               Percent of                Percent of
                                             Loans in Each           Loans in Each            Loans in Each            Loans in Each
                                              Category to             Category to              Category to              Category to
December 31:                     Allowance   Total Loans   Allowance  Total Loans   Allowance  Total Loans    Allowance  Total Loans
                                 ----------- ------------- ---------  ------------ ---------- ------------- ----------- ------------
                                                                                    (Dollars in thousands)
Commercial, financial, and
   agriculture.................     $ 9,594       14.9%    $ 9,388      15.9%       $ 9,272       16.3%      $ 9,136       16.2%
Real estate-construction........        785         5.9        780        5.7           781         5.7          772         5.6
Real estate-mortgage...........       8,686        65.5      8,519       64.2         8,232        64.9        8,046        66.3
Consumer.......................       5,472        13.7      5,364       14.2         5,224        13.1        5,141        11.9
                                 ----------- -----------   -------- ----------     ---------    --------     --------    --------
                                    $24,537      100.0%    $24,051     100.0%       $23,509      100.0%      $23,095      100.0%

                                    1996
                                 ----------------------------
                                                Percent of
                                               Loans in Each
                                                Category to
December 31:                       Allowance    Total Loans
                                -------------  ---------------

Commercial, financial, and
   agriculture.................      $6,846          15.0%
Real estate-construction........         765            4.9
Real estate-mortgage...........       7,856           67.5
Consumer.......................       4,997           12.6
                                  ----------  -------------
                                    $20,464         100.0%


     F&M provided $4.0 million, $4.0 million and $5.5 million for provision for loan losses for the years 2000, 1999 and 1998, respectively. These charges to the provision represent management's decision to provide an amount necessary to achieve a level in the allowance for loan losses to adequately cover possible losses to the portfolio.

     F&M's net charge-offs were $3.5 million in 2000 and 1999 which were lower than 1998 net charge-offs of $5.1 million. The lower net charge-offs in 2000 were the result of a high degree of quality loans in the loan portfolio. Loans to individuals made up of consumer and credit card loans represented the highest category of net charge-offs in 2000 of $2.0 million as compared to $1.4 million in 1999. Commercial, financial and agricultural loans represented the second highest category of net charge-offs in 2000 at $1.3 million compared to $1.7 million in 1999. In 2000 and 1999, personal bankruptcies and credit card losses contributed largely to the charge-offs in the loan to individuals' category. Net charge-offs to average loans was 0.17%, 0.19% and 0.29% for the years 2000, 1999 and 1998, respectively.

                                                                                December 31,
                                                                 -----------------------------------------------------------
                                                                     2000      1999         1998        1997       1996
                                                                 -----------------------------------------------------------
                                                                           (Dollars in thousands)
Balance, beginning of period.................................      $24,051     $23,509     $23,095    $20,463     $20,377
   Loans charged-off:
     Commercial, financial and agriculture...................        1,595       1,892       2,294        932       1,509
     Real estate construction................................            4           6          57        171          20
     Real estate mortgage:
       Residential (1-4 family)..............................           64         359         486        392         200
       Home equity lines.....................................           30           -          13          -          27
       Multifamily...........................................            -           -           -          -          45
       Non-farm, non-residential(1)..........................           48         201       1,057        265          81
       Agricultural..........................................           31          66          15        400           -
                                                                   -------------------------------------------------------
         Real estate subtotal................................          173         626       1,571      1,057         353

   Consumer.................................................         1,972         945       1,381      1,327         775
   Credit card...............................................          518         860         632      1,000         544
                                                                   -------------------------------------------------------
       Loans to individuals subtotal.........................        2,490       1,805       2,013      2,327       1,319

       Total loans charged-off...............................        4,262       4,329       5,935      4,487       3,201

  Recoveries:
     Commercial, financial and agriculture...................          300         163         148        786         240
     Real estate construction................................            -           -          30          -           -
     Real estate mortgage:
       Residential (1-4 family)..............................            0          60          32         24         244
       Home equity lines.....................................            -          11           -          -           -
       Multifamily...........................................            -           -           -          -           3
       Non-farm, non-residential(1)..........................           38         205         106         36         137
       Agricultural..........................................            -           -         120          -           -
                                                                   -------------------------------------------------------
         Real estate subtotal................................           48         276         258         60         384

   Loans to individuals:
     Consumer................................................          345         264         269        304         254
     Credit card.............................................          104         147         103         54          29
                                                                   -------------------------------------------------------
       Loans to individuals subtotal.........................          449         411         372        358         283

       Total recoveries......................................          797         850         808      1,204         907
                                                                   -------------------------------------------------------
Net charge-offs..............................................        3,465       3,479.      5,127      3,283       2,294
Provision for loan losses....................................        3,951       4,021       5,541      5,915       2,380
                                                                   -------------------------------------------------------
Balance, end of period.......................................      $24,537     $24,051     $23,509    $23,095     $20,463
                                                                   =======================================================

Ratio of allowance for loan losses to
 loans outstanding at end of period.........................          1.19%       1.27%       1.29%      1.30%       1.25%
Ratio of net charge-offs to
   average loans outstanding
   during period............................................          0.17%       0.19%       0.29%      0.19%       0.15%

     The net amount of interest recorded during each year on loans that were classified as nonperforming or restructured on December 31, 2000, 1999 and 1998 was $484 thousand, $182 thousand and $847 thousand, respectively. If these loans had been accruing interest at their originally contracted rates, related income would have been $1.1 million, $871 thousand, and $1.2 million in 2000, 1999, and 1998.

     Nonperforming Assets Total nonperforming assets, which consist of nonaccrual loans, restructured loans and foreclosed properties, were $22.0 million, $19.9 million, and $29.0 million at year-end 2000, 1999 and 1998, respectively. The increase in nonperforming assets in 2000 was due to an increase in nonaccrual loans. F&M management exerts great effort to identify deteriorating assets early in the business cycle to ensure that prompt action is taken while working toward final resolution of all nonperforming assets.

          Nonperforming loans (nonaccrual loans and restructured loans) at December 31, 2000 were $13.4 million, or 0.6% of total loans, down from $8.9 million, or 0.5% of total loans at December 31, 1999 and down from $13.0 million, or 0.7% of total loans, at December 31, 1998. Nonperforming loans at year-end 2000 were composed of $8.0 million secured by real estate, $1.6 million commercial and industrial loans and loans to individuals for household, family, and other personal expenditures amounting to $3.7 million. Nonperforming loans that were guaranteed by the US government agencies were $980 thousand in 2000. Nonperforming loans are those loans where, in the opinion of management, the full collection of principal or interest is unlikely. In 2000, 1999, and 1998, nonperforming loans as a percentage of net loans were 0.6%, 0.5%, and 0.7%. These very low percentages of nonperforming loans is the result of maintaining high loan quality standards.

          The recorded investment in certain loans that were considered to be impaired was $20.5 million at year-end 2000 as compared to $15.0 million at year-end 1999. Included in 2000 impaired loans are $11.9 million secured by commercial real estate. All impaired loans at year-end 2000 and 1999 had a related valuation allowance totaling $3.0 million in 2000 and $2.6 million in 1999. The average recorded investment in certain impaired loans for the year ended December 31, 2000 and December 31, 1999 was approximately $19.2 million and $15.3 million, respectively. For the year 2000 and 1999, interest income recognized on impaired loans totaled $1.7 million and $1.6 million, all of which was recognized on a cash basis.

          Nonaccrual loans excluded from impaired loan disclosure under Financial Accounting Standards Board Pronouncement ("FASB") No. 114 amounted to $7.6 million and $4.3 million at December 31, 2000 and 1999, respectively. If interest on these loans had been accrued, such income would have approximated $644 thousand and $295 thousand for 2000 and 1999, respectively.

          Foreclosed properties consist of 20 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. In 1995, F&M acquired through foreclosure approximately 1,000 acres of real estate located in Jefferson County, West Virginia, valued in excess of $4 million. F&M is marketing this property and will dispose of it as expediently as possible. At December 31, 2000, F&M had $8.6 million in foreclosed property upon which it does not anticipate incurring any material loss on the final disposition.

                                   Table 10
                             Nonperforming Assets

                                                                                            At December 31,
                                                              ----------------------------------------------------------------------
                                                                      2000          1999         1998          1997          1996
                                                              ----------------------------------------------------------------------
                                                                                     (Dollars in Thousands)
   Nonaccrual loans....................................           $  13,373     $   8,716    $  12,385     $  20,247     $  12,767
   Restructed Loans....................................                   -           166          625           523           259
                                                              ----------------------------------------------------------------------
      Total nonperforming loans........................              13,373         8,882       13,010        20,770        13,026
   Foreclosed property.................................               8,603        10,974       15,970        16,525        15,190
                                                              ----------------------------------------------------------------------
      Total nonperforming assets.......................           $  21,976     $  19,856    $  28,980     $  37,295     $  28,216
                                                              ======================================================================
Loans past due 90 days accruing interest...............               4,674     $   4,271    $   2,010     $   2,963     $   4,785

Allowance for loan losses to period end loans..........                1.19%         1.27%        1.29%         1.30%         1.25%
Allowance for loan losses to nonaccrual loans..........              183.48%       275.94%      189.82%       114.07%       160.29%
Nonperforming assets to period end loans and
   foreclosed properties...............................                1.06%         1.05%        1.57%         2.08%         1.71%

Net charge-offs to average loans.......................                0.17%         0.19%        0.29%         0.19%         0.15%

The loss of income associated with nonperforming loans at December 31 were:

                                                              ----------------------------------------------------------------------
                                                                      2000          1999         1998          1997          1996
                                                              ----------------------------------------------------------------------
Income that would have been recorded
   in accordance with original terms:
    Nonaccrual loans & restructed
                                                              --------------
       loans...........................................           $   1,064     $     871    $   1,176     $   1,696     $   1,565
                                                              --------------

Income actually recorded:
    Nonaccrual and restructed loans....................           $     484           182          847           222           777

On December 31, 2000, there were no material outstanding commitments to lend additional funds with respect to nonperforming loans.

          Loans are placed on nonaccrual status when collection of interest and principal is doubtful, generally when loans become 90 days past due. There are three negative implications for earnings when a loan is placed on nonaccrual status. First, all interest accrued but unpaid at the date the loan is placed on nonaccrual status is either deducted from interest income or written off as a loss. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses be charged against earnings.

          At December 31, 2000, loans past due 90 days or more and still accruing interest because they are both well secured and in the process of collection were $4.7 million, compared to $4.3 million and $2.0 million at year end 1999 and 1998, respectively.

          Potential Problem Loans. At December 31, 2000, potential problem loans were approximately $17.4 million, including 11 lending relationships with principal balances in excess of $500,000, which had an aggregate principal balance outstanding of $10.0 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at December 31, 2000 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance.

          Continued positive economic conditions and an assessment of the loan portfolio and problem assets suggest that loan losses in 2001 should not be materially greater than those in 2000. At such relatively low levels of loan losses as were experienced in 2000 however, a minor dollar fluctuation in losses could represent a large percentage increase. Loan loss expectations for 2001 are influenced by economic forecasts of continued growth and moderate interest rates. Financial circumstances of individual borrowers also will affect loan loss results. Unforeseen changes, either in economic conditions or borrowers' financial conditions, could also impact actual loan losses in 2001. F&M will maintain and follow its policies and practices intended to minimize future credit losses.

Securities

          The book value of the securities portfolio was $1.153 billion at December 31, 2000, compared to $883.8 million and $828.9 million at December 31, 1999 and 1998. The securities portfolio increased $268.8 million in 2000 over 1999, which followed an increase of $54.9 million in 1999 over 1998. Investment in U.S. Government securities increased $263.8 million, or 31.7%, for the year 2000. For the year 1999, U.S. Government securities increased $56.9 million, or 7.3%. Investment in states and political subdivisions remained at relatively low levels. F&M has generally not reinvested funds in securities issued by states and political subdivisions, because those securities do not have the same after tax yields that they have had in prior years.

          The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and F&M has the ability at the time of purchase to hold the securities to maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at the market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the a prepayment risk, increases in loan demand, general liquidity needs and other similar factors.

     FASB No. 115 effective January 1, 1994, required F&M to show the effect of market changes in the value of securities available for sale ("AFS"). The market value of AFS securities at December 31, 2000 was $629.5 million. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes is reflected as a line in Stockholders' Equity as unrealized gain of $3.5 million at December 31, 2000, a loss of $11.4 million at December 31, 1999 and a gain of $6.4 million at December 31, 1998. Investment rates have increased in 2000 causing currently held bond portfolio market values to increase in value by $14.9 million. The increase in market yields is due to interest rate fluctuations only and not a result of re-ratings of securities. F&M can take a variety of measures to preclude any realization of gain or loss in the securities portfolio such as attracting new deposits, adjusting loan rates, reinvestment of loan paydowns, and borrowing funds from the Federal Home Loan Bank of Atlanta ("FHLB"), the Federal Reserve Bank of Richmond, or correspondent banks.

     It is F&M's policy not to engage in activities considered to be derivative in nature such as futures, option contracts, swaps, caps, floors, collars or forward commitments. F&M considers derivatives as speculative which is contrary to F&M's historical or prospective philosophy. F&M does not hold or issue financial instruments for trading purposes. F&M does hold in its loan and security portfolio investments that adjust or float according to changes in the "prime" lending rate which is not considered speculative, but necessary for good asset/liability management. Off-balance sheet risks such as commitments to extend credit, standby letters of credit, and other items are discussed in Note 19 in the Notes to Consolidated Financial Statements.

                                    Table 11
             Investment Portfolio and Securities Available for Sale


Investment Portfolio and Securities Available For Sale

The carrying value of investment securities at the dates indicated was:

                                                                            December 31,
                                                           ---------------------------------------------
                                                                2000            1999           1998
                                                           ---------------  -------------  -------------
                                                                       (Dollars in thousands)
U.S. Government securities...........................            $499,777       $427,579       $377,723
States and political subdivisions....................              22,337         20,963         23,532
Corporate securities.................................               1,058          1,312          1,515
                                                           ---------------  -------------  -------------
   Total investment securities.......................            $523,172       $449,854       $402,770
                                                           ===============  =============  =============

The carrying value of securities available for sale at the dates indicated was:

                                                                            December 31,
                                                           ---------------------------------------------
                                                                2000            1999           1998
                                                           ---------------  -----------   --------------
                                                                       (Dollars in thousands)
U.S. Government securities..........................             $597,044       $405,467       $398,440
States and political subdivisions                                  10,740         10,443          9,700
Other securities and corporate securities...........               21,683         18,037         17,952
                                                           ---------------  -------------  -------------
   Total securities available for sale..............             $629,467       $433,947       $426,092
                                                           ===============  =============  =============

                                   TABLE 12
                               December 31, 2000
                           Taxable-Equivalent Basis

                                                      Due after 1       Due after 5          Due after 10
                                   Due in 1 year       through 5         through 10            years and
                                   or less               years              years          Equity Securities     Total
                                  ------------------  ---------------  ------------------  ------------------  -------------------
                                   Amount    Yield    Amount   Yield    Amount    Yield       Amount  Yield      Amount     Yield
                                  ------------------  ---------------  ------------------  ------------------  -------------------
                                                       (Dollars in thousands)
Securities held for investment:
  U.S. Government securities.....    $ 44,045  6.12%   $321,872  6.19%  $ 87,185   7.27%  $ 46,675    7.75%    $  499,777    6.52%

  Other taxable securities.......         803  7.28%        255  7.21%         -   0.00%         -    0.00%         1,058    7.28%
                                  -----------         ---------         --------          --------             ----------
     Total Taxable...............      44,848  6.14%    322,127  6.19%    87,185   7.27%    46,675    7.75%       500,835    6.52%

  Tax-exempt securities.(1)......       4,092  7.41%     13,402  7.36%     2,976   7.74%     1,867    7.67%        22,337    7.45%
                                  -----------         ---------         --------          --------             ----------
     Total.......................    $ 48,940  6.25%   $335,529  6.24%  $ 90,161   7.29%  $ 48,542    7.75%    $  523,172    6.56%
                                  -----------         ---------         --------          --------             ----------

Securities held for sale:
  U.S. Government securities.....    $ 43,809  5.92%   $221,938  6.32%  $193,759   6.98%  $137,538    7.23%    $  597,044    6.72%
                                                                                                               ----------

  Other taxable securities.......          11  3.87%        660  7.93%    17,610   7.54%     3,402    6.51%        21,683    7.29%
                                  -----------         ---------         --------          --------             ----------
     Total Taxable...............    $ 43,820  5.92%    222,598  6.33%   211,369   7.01%   140,940    7.21%       618,727    6.74%

  Tax-exempt securities.(1)......         455  6.46%      3,030  6.44%     6,750   6.42%       505    7.25%        10,740    6.47%
                                  -----------         ---------         --------          --------             ----------
     Total.......................    $ 44,275  5.93%   $225,628  6.33%  $218,119   7.01%  $141,445    7.21%       629,467    6.74%
                                  -----------         ---------         --------          --------             ----------
Total Securities.................    $ 93,215  6.10%   $561,157  6.27%  $308,280   7.09%  $189,987    7.35%    $1,152,639    6.66%
                                  ===========         =========         ========          ========             ==========

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

                Maturity Distribution and Yields of Securities

     See Note 3 to the Notes to Consolidated Financial Statements as of December 31, 2000 for an analysis of gross unrealized gains and losses in the securities portfolio.

 Deposits

     F&M has made an effort in recent years to increase core deposits and reduce cost of funds. Deposits provide funding for F&M's investments in loans and securities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     Deposits at December 31, 2000 increased $373.6 million or 14.3% to $2.991 billion from $2.618 billion at year-end 1999. Non-interest bearing demand deposits increased $104.1 million or 19.2% from $541.4 million in 1999 to $645.6 million in 2000. Interest bearing deposits increased $269.4 million or 13.0% to $2.346 billion in 2000. Savings deposits including interest checking in 2000 increased $60.6 million or 8.5% to $770.6 million, while money market deposits also increased $27.6 million. Certificates of deposit over $100,000 experienced a $37.9 million or 14.5% increase in deposits. Certificates of deposit under $100,000 increased $143.3 million or 16.8% from $851.7 million at year-end 1999 to $995.0 million at year-end 2000. Growth in deposits in 2000 was influenced by the acquisition of approximately $242 million in deposits from the 15 branch bank acquisition and F&M marketing strategy to offer special certificate of deposit promotions to attract deposits. In 1999, customers were attracted to higher returns in the stock market and other financial institutions that F&M was not willing to match. F&M in 1999 was willing to maintain its interest margin in lieu of attracting expensive deposits.

     F&M does not have any other time deposits, other than certificates of deposits, which are over $100,000.

     Deposits at December 31, 1999 were $2.618 billion, $2.5 million less than the $2.620 billion at year-end 1998. Non-interest bearing demand deposits decreased $20.0 million or 3.6% from $561.5 million in 1998 to $541.4 million in 1999. Conversely, interest-bearing deposits increased $17.5 million or 0.8% to $2.076 billion in 1999. Interest checking, savings deposits, and money market deposits experienced a reduction in deposits in 1999, whereas, certificates of deposit over and under $100,000 experienced an offsetting increase in deposits. Deposit growth in 1999 was affected by comparatively low interest rates and the consequent movement of funds out of demand deposit accounts and into interest bearing alternative investments.

                                   Table 13
                            Deposits and Rates Paid

                                                           December 31,
                                       -------------------------------------------------------------------
                                         2000                  1999                   1998
                                       -------------------------------------------------------------------
                                        Amount       Rate     Amount        Rate     Amount       Rate
                                       -----------  --------------------   -------------------- ----------
                             (Dollars in thousands)
Noninterest-bearing accounts.........    $605,460              $535,997               $496,856
                                       ----------            ----------            ------------

Interest-bearing accounts:
  Interest checking..................     501,958     2.16%     482,755      2.05%     440,179      2.26%
  Regular savings....................     232,523     2.36%     230,293      2.40%     221,768      2.66%
  Money-market.......................     267,444     3.17%     258,595      2.80%     252,350      3.07%
  Time deposits:
     Less than $100,000..............     927,533     5.63%     833,911      5.22%     865,039      5.52%
     $100,000 and more...............     281,958     5.20%     247,434      4.92%     237,673      5.44%
                                       ----------            ----------             ----------
Total interest-bearing...............   2,211,416     4.14%   2,052,988      3.82%   2,017,009      4.18%
                                       ----------            ----------             ----------
  Total..............................  $2,816,876            $2,588,985             $2,513,865
                                       ==========            ==========             ==========

                    Maturities of CD's of $100,000 and More

                                         Within     Three to   Six to       One to     Over                Percent
                                          Three       Six      Twelve        Five      Five                of Total
                                         Months      Months    Months        Years     Years       Total   Deposits
                                       -------------------------------------------------------------------
                                                     (Dollars in thousands)
At December 31, 2000                       $68,016   $63,612     $92,505    $75,712        $228   $300,073   10.65%


Capital Resources

     Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses. The adequacy of F&M's capital is reviewed by management on an ongoing basis with emphasis on the size, composition and quality of F&M's asset and liability levels and consistent with regulatory requirements and industry standards.

     The Federal Reserve, along with the Office of the Comptroller of the Currency and the FDIC, have adopted capital guidelines to supplement the definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier I capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. A "well capitalized" bank will have a Tier 1 capital ratio of 6% and a Total capital ratio of 10%. F&M had a Tier 1 capital ratio of 14.0% and a Total capital ratio of 15.2% at December 31, 2000, far exceeding the capital requirements adopted by the federal bank regulatory agencies.

     Table 14 reflects the cash dividends per share declared during each quarter of the periods indicated. The information in Table 14 may vary for certain periods from the dividends paid during the quarter in cases where the dividend was paid in the quarter following its declaration. In addition, the amounts shown have not been restated and adjusted to reflect the acquisition of The State Bank of the Alleghenies.

                                    Table 14
                     Common Stock Performance and Dividends

                                                      Common Stock Price
                                          ----------------------------------------------
                                                  2000                      1999              Dividends Declared
                                          ----------------------------------------------      ------------------
                                           High          Low          High        Low           2000      1999
                                          ----------------------------------------------      ------------------
First quarter                             $ 26.63      $ 21.94      $ 30.00      $ 23.87       $0.235    $ 0.195
Second quarter                            $ 25.00      $ 21.00      $ 33.18      $ 23.93       $0.250    $ 0.235
Third quarter                             $ 25.00      $ 21.25      $ 33.50      $ 26.00       $0.250    $ 0.235
Fourth quarter                            $ 27.50      $ 22.56      $ 30.25      $ 26.00       $0.250    $ 0.235

Years ended December 31                   $ 27.50      $ 21.00      $ 33.50      $ 23.87       $0.985    $ 0.900

F & M National Corporation common stock is traded on the New York Stock Exchange
(NYSE) under the symbol FMN. On December 31, 2000 there were approximately 9,042 shareholders of record.

                                    Table 15
                              Analysis of Capital

                                                                December 31,
                                                       ----------------------------------
                                                         2000         1999         1998
                                                       ----------------------------------
                                                             (Dollars in thousands)
Tier 1 Capital:
   Common stock....................................  $   49,227   $   49,793   $   48,845
   Additional paid in capital......................      87,524       93,679       81,910
   Retained earnings...............................     199,129      175,588      174,777
   Less: Goodwill..................................      31,598       10,332       10,090
                                                     ------------------------------------
   Total Tier 1 capital............................     304,282      308,728      295,442

Tier 2 Capital:
   Allowance for loan losses.......................      24,537       24,051       23,509
   Add: 45% of unrealized equity securities........         406            -          433
                                                     ------------------------------------
   Total Tier 2 capital............................      24,943       24,051       23,942
                                                     ------------------------------------
   Total risk-based capital........................  $  329,225   $  332,779   $  319,384
                                                     ====================================

Risk-weighted assets...............................  $2,170,891   $2,005,473   $1,974,044

CAPITAL RATIOS:
   Tier 1 risk-based capital ratio.................       14.02%       15.39%       14.97%
   Total risk-based capital ratio..................       15.17%       16.59%       16.18%
   Tier 1 capital to average total assets..........        8.56%       10.06%        9.97%

Liquidity

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, securities and loans classified as available for sale and loans and investment securities maturing within one year. As a result of F&M's management of liquid assets and the ability to generate liquidity through liability funding, management believes that F&M maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

     At December 31, 2000, approximately $773.9 million or 25.3% of total average earning assets is due to mature or reprice within the next year.

     F&M transfers excess funds from its subsidiary banks to F&M Bank-Winchester on a daily basis. Serving as the lead bank, F&M Bank-Winchester acts as a conduit to invest pooled funds and provides an internal line of credit for all F&M's subsidiaries. Instead of selling excess funds to correspondent banks, subsidiaries sell to F&M Bank-Winchester. This procedure provides funds for short term borrowing to those subsidiaries that are in a borrowing position and also maximizes the earning potential for F&M.

     F&M has established a relationship with the FHLB to extend, in aggregate, a $524.6 million short-term line of credit for any potential borrowing needs. In 2000, F&M has borrowed from the FHLB on average $13.9 million, whereas, in 1999 no funds were borrowed. In addition to this line of credit, a large regional and money-center bank has extended a short term borrowing line totaling $30 million. F&M's credit lines are more than adequate to absorb any potential borrowing needs that may arise.

     At December 31, 2000, certain of F&M's subsidiary banks had outstanding $135.8 million of borrowings pursuant to securities repurchase agreement transactions, ranging in maturity from one day to three months.

     F&M engages in short-term borrowings at the parent company level, as well. At December 31, 2000, F&M had $21.4 million outstanding in short-term obligations issued to selected customers of F&M's subsidiary banks pursuant to a master agreement. As a back-up source of funds, the parent has approved bank lines of credit totaling $6.0 million. These lines are used infrequently with the average aggregate balance outstanding under the lines not exceeding $1.0 million since they have been in place. At year-end 2000, 1999 and 1998, there were no outstanding balances under these lines of credit.

     All F&M's banks are members of the Federal Home Loan Bank system. Some of F&M's FHLB member banks utilize long-term borrowing, which must be invested in Residential Housing Finance Assets ("RHFA"). RHFA are defined as (1) loans secured by residential real property; (2) mortgage-backed securities; (3) participations in loans secured by residential real property; (4) loans financed by Community Investment Program advances; (5) loans secured by manufactured housing, regardless of whether such housing qualifies as residential real property; or (6) any loans or investments which the Federal Housing Finance Board and the FHLB, in their discretion, otherwise determine to be residential housing finance assets. In 2000, long-term borrowings from the Federal Home Loan Bank system for RHFA investments were $20.9 million maturing through 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Market Risk Management" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               Index to the Consolidated Financial Statements         Page


Independent Auditor's Report                                           44
Consolidated Balance Sheets                                            45
Consolidated Statements of Income                                      46
Consolidated Statements of Changes in Shareholders' Equity             48
Consolidated Statements of Cash Flows                                  49
Notes to Consolidated Financial Statements                             52

                         INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Directors
 of F & M National Corporation
Winchester, Virginia



       We have audited the accompanying consolidated balance sheets of F & M National Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M National Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.




/s/ Yount, Hyde & Barbour, P. C.
Winchester, Virginia
January 31, 2001, except for the second paragraph of
 Note 23 as to which the date is February 26, 2001

                  F & M NATIONAL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                          December 31, 2000 and 1999
                       (In Thousands, Except Share Data)

 Assets                                                                                            2000              1999
                                                                                                ----------        ----------
 Cash and due from banks                                                                        $  140,661        $  127,633
 Interest-bearing deposits in other banks                                                               20               225
 Federal funds sold                                                                                 47,295            68,712
 Securities (fair value 2000, $1,153,578; 1999, $871,485)                                        1,152,639           883,801
 Loans held for sale                                                                                59,414            22,217
 Loans, net of allowance for loan losses, 2000, $24,537; 1999, $24,051                           1,984,751         1,841,047
 Bank premises and equipment, net                                                                   88,666            74,501
 Other assets                                                                                       95,334            80,031
                                                                                                ----------        ----------

          Total assets                                                                          $3,568,780        $3,098,167
                                                                                                ==========        ==========

     Liabilities and Shareholders' Equity

 Liabilities
   Deposits:
    Noninterest-bearing demand deposits                                                         $  645,560        $  541,417
    Savings and interest-bearing demand deposits                                                 1,050,823           962,589
    Time deposits                                                                                1,295,048         1,113,849
                                                                                                ----------        ----------
          Total deposits                                                                        $2,991,431        $2,617,855

   Federal funds purchased and securities
    sold under agreements to repurchase                                                            161,054            95,008
   Other short-term borrowings                                                                      25,438            24,120
   Long-term debt                                                                                   20,912            25,443
   Other liabilities                                                                                30,517            28,059
   Commitments and contingent liabilities                                                               --               - -
                                                                                                ----------        ----------
          Total liabilities                                                                     $3,229,352        $2,790,485
                                                                                                ----------        ----------

 Shareholders' Equity
   Preferred stock, no par value, authorized 5,000,000
    shares, no shares outstanding                                                               $       --        $       --
   Common stock, par value $2 per share, authorized 30,900,000 shares;
    issued 2000, 24,613,500 shares; issued 1999, 24,896,500 shares                                  49,227            49,793
   Capital surplus                                                                                  87,524            93,679
   Retained earnings                                                                               199,129           175,588
   Accumulated other comprehensive income (loss)                                                     3,548           (11,378)
                                                                                                ----------        ----------
          Total shareholders' equity                                                            $  339,428        $  307,682
                                                                                                ----------        ----------

          Total liabilities and shareholders' equity                                            $3,568,780        $3,098,167
                                                                                                ==========        ==========

 See Notes to Consolidated Financial Statements.

                 F & M NATIONAL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements Of Income
       For Each of the Three Years in the Period Ended December 31, 2000
                     (In Thousands, Except Per Share Data)

                                                                          2000                1999                 1998
                                                                        --------            --------             --------
  Interest and Dividend Income
   Interest and fees on loans                                           $169,362            $158,837             $159,722
   Interest on investment securities:
     Taxable interest income                                              29,354              24,161               24,445
     Interest income exempt from federal income taxes                      1,425               1,096                1,290
   Interest and dividends on securities
     available for sale:
       Taxable interest income                                            31,218              24,772               19,280
       Interest income exempt from federal income taxes                      466                 471                  411
       Dividends                                                           1,164               1,002                  891
   Interest income on federal funds                                        5,773               5,295                8,218
   Interest on deposits in banks                                              55                  41                   48
                                                                        --------            --------             --------
         Total interest and dividend income                             $238,817            $215,675             $214,305
                                                                        --------            --------             --------

 Interest Expense
   Interest on deposits                                                 $ 91,642            $ 78,371             $ 84,268
   Interest on short-term borrowings                                       7,008               3,968                3,849
   Interest on long-term debt                                              1,483               1,572                1,103
                                                                        --------            --------             --------
       Total interest expense                                           $100,133            $ 83,911             $ 89,220
                                                                        --------            --------             --------

       Net interest income                                              $138,684            $131,764             $125,085

 Provision for loan losses                                                 3,951               4,021                5,541
                                                                        --------            --------             --------

       Net interest income after provision
         for loan losses                                                $134,733            $127,743             $119,544
                                                                        --------            --------             --------

 Other Income
   Commissions and fees from fiduciary activities                       $  3,349            $  2,871             $  2,641
   Service charges on deposit accounts                                    18,229              15,509               13,752
   Credit card fees                                                        5,095               4,779                4,193
   Fees for other customer services                                       15,149               8,541                3,329
   Insurance commissions                                                   9,827               8,986                8,397
   Other operating income                                                  3,153               4,309                4,806
   Profits on securities available for sale, net                              51               3,118                2,436
                                                                        --------            --------             --------
       Total other income                                               $ 54,853            $ 48,113             $ 39,554
                                                                        --------            --------             --------

See Notes to Consolidated Financial Statements.

                  F & M NATIONAL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Income
                                  (Continued)
       For Each of the Three Years in the Period Ended December 31, 2000
                     (In Thousands, Except Per Share Data)



                                                                     2000                  1999                  1998
                                                                   --------              --------              --------
 Other Expenses
   Salaries and employees' benefits                                $ 65,851              $ 63,165              $ 55,442
   Net occupancy expense of premises                                  9,934                 9,026                 8,511
   Furniture and equipment expenses                                   8,040                 7,654                 6,755
   Credit card expense                                                3,647                 3,623                 3,136
   Other operating expenses                                          28,976                26,974                26,192
                                                                   --------              --------              --------
      Total other expenses                                         $116,448              $110,442              $100,036
                                                                   --------              --------              --------

      Income before income taxes                                   $ 73,138              $ 65,414              $ 59,062

   Income tax expense                                                25,184                22,412                20,124
                                                                   --------              --------              --------

      Net income                                                   $ 47,954              $ 43,002              $ 38,938
                                                                   ========              ========              ========

 Earnings per common share, basic                                  $   1.93              $   1.72              $   1.55
                                                                   --------              --------              --------

 Earnings per common share, assuming dilution                      $   1.92              $   1.71              $   1.54
                                                                   --------              --------              --------


See Notes to Consolidated Financial Statements.

                  F & M NATIONAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       For Each of the Three Years in the Period Ended December 31, 2000
                     (In Thousands, Except Per Share Data)

                                                                                             Accumulated
                                                                                                Other
                                                                                               Compre-        Compre-
                                                             Common   Capital   Retained       Hensive        Hensive
                                                              Stock   Surplus   Earnings    Income (Loss)      Income         Total
                                                          ---------  --------  ---------    ------------    ---------      --------
Balance, December 31, 1997                                $  48,854  $ 83,395  $ 153,233    $      2,466                   $287,948
Comprehensive income:
  Net income - 1998                                              --        --     38,938              --    $  38,938        38,938
  Other comprehensive income net of tax:
    Unrealized holding gains arising during the
      period (net of tax, $2,885)                                --        --         --              --        5,534            --
    Reclassification adjustment (net of tax, $853)               --        --         --              --       (1,583)           --
                                                                                                            ---------
  Other comprehensive income (net of tax, $2,032)                --        --         --           3,951        3,951         3,951
                                                                                                            ---------
  Total comprehensive income                                     --        --         --              --    $  42,889            --
                                                                                                            =========
Cash dividends declared                                          --        --    (17,394)             --                    (17,394)
Acquisition of common stock (188,000 shares)                   (376)   (5,733)        --              --                     (6,109)
Issuance of common stock-benefit plans (183,500 shares)         367     4,248         --              --                      4,615
                                                          ---------  --------  ---------    ------------
Balance, December 31, 1998                                $   48,845 $ 81,910   $174,777    $      6,417                   $311,949
Comprehensive income:
  Net income - 1999                                              --        --     43,002              --    $  43,002        43,002
  Other comprehensive income net of tax:
  Unrealized holding losses arising during the
    period (net of tax, $8,408)                                  --        --         --              --      (15,768)           --
  Reclassification adjustment (net of tax, $1,093)               --        --         --              --       (2,027)           --
                                                                                                           ----------
  Other comprehensive income (net of tax, $9,501)                --        --         --         (17,795)     (17,795)      (17,795)
                                                                                                            ---------
  Total comprehensive income                                     --        --         --              --    $  25,207            --
                                                                                                            =========
Cash dividends declared                                          --        --    (21,464)             --                    (21,464)
Acquisition of common stock (421,500 shares)                   (843)  (11,658)        --              --                    (12,501)
Issuance of common stock-benefit plans (229,500 shares)         459     4,138         --              --                      4,597
Issuance of 3% common stock dividend (666,000 shares)         1,332    19,289    (20,621)             --                         --
Cash paid in lieu of fractional shares                           --        --       (106)             --                       (106)
                                                          ---------  --------  ---------    ------------
Balance, December 31, 1999                                $  49,793  $ 93,679   $175,588    $    (11,378)                  $307,682
Comprehensive income:
  Net income - 2000                                              --        --     47,954              --    $  47,954        47,954
  Other comprehensive income net of tax:
  Unrealized holding gains arising during the
    period (net of tax, $8,104)                                  --        --         --              --       14,957            --
  Reclassification adjustment (net of tax, $17)                  --        --         --              --          (31)           --
                                                                                                            ---------
  Other comprehensive income (net of tax, $8,087)                --        --         --          14,926       14,926        14,926
                                                                                                            ---------
  Total comprehensive income                                     --        --         --              --    $  62,880            --
                                                                                                            =========
Cash dividends declared                                          --        --    (24,413)             --                    (24,413)
Acquisition of common stock (446,500 shares)                   (893)  (10,025)        --              --                    (10,918)
Issuance of common stock-benefit plans (163,500 shares)         327     3,870         --              --                      4,197
                                                          ---------  --------  ---------    ------------
Balance, December 31, 2000                                $  49,227  $ 87,524   $199,129    $      3,548                   $339,428
                                                          ========== ========   ========    ============

See Notes to Consolidated Financial Statements.

                  F & M NATIONAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
       For Each of the Three Years in the Period Ended December 31, 2000
                                (In Thousands)


                                                                      2000                1999              1998
                                                                   ----------          ---------         ----------
Cash Flows from Operating Activities
  Net income                                                       $   47,954          $  43,002         $   38,938
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                      8,246              7,114              6,138
     Provision for loan losses                                          3,951              4,021              5,541
     Deferred income taxes (benefit)                                      310               (287)               356
     Profits on securities available for sale, net                        (51)            (3,118)            (2,436)
     (Gain) loss on sale of other real estate                             120               (120)               (99)
     Net amortization and accretion of securities                        (267)               923                (14)
     Origination of loans held for sale                              (311,717)          (359,749)          (265,643)
     Proceeds from sales of loans held for sale                       274,520            367,011            276,087
     Increase in other assets                                          (5,124)            (2,006)              (961)
     Increase (decrease) in other liabilities                           1,706              1,492               (814)
                                                                   ----------          ---------         ----------
        Net cash provided by operating activities                  $   19,648          $  58,283         $   57,093
                                                                   ----------          ---------         ----------

Cash Flows from Investing Activities
  (Increase) decrease in interest-bearing deposits
    in other banks                                                 $      205          $     164         $  (26,977)
Proceeds from sales, principal repayments
    and calls of securities available for sale                         18,277             67,105            147,070
Proceeds from maturities of securities available for sale              30,507             95,635             75,870
Proceeds from principal repayments and
    calls of investment securities                                     11,186             41,468            131,673
Proceeds from maturities of  investment securities                     40,183             38,382             75,646
Purchase of securities available for sale                            (220,792)          (201,211)          (285,358)
Purchase of investment securities                                    (124,868)          (121,663)          (250,197)
Decrease in federal funds sold                                         21,417             88,024              2,517
Net (increase) in loans                                              (149,864)           (75,857)           (73,043)
Purchases of bank premises and equipment                              (12,825)           (11,551)            (8,919)
Proceeds from sale of other real estate                                 5,657              8,624              4,731
Acquistion of branches, net of cash acquired                          269,327                - -                - -
                                                                   ----------          ---------         ----------
        Net cash used in investing activities                      $ (111,590)         $ (70,880)        $ (206,987)
                                                                   ----------          ---------         ----------

See Notes to Consolidated Financial Statements.

                  F & M NATIONAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Continued)
       For Each of the Three Years in the Period Ended December 31, 2000
                                (In Thousands)


                                                                              2000              1999                 1998
                                                                           ----------        ----------           ----------
Cash Flows from Financing Activities
  Net increase (decrease) in noninterest-bearing and interest-
    bearing demand deposits and savings accounts                           $  82,739          $ (22,911)           $ 195,109
  Net increase (decrease) in certificates of deposit                          (9,277)            20,362              (22,588)
  Dividends paid                                                             (23,661)           (20,326)             (16,892)
  Increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                            66,046             (8,256)              21,498
  Increase in other short-term borrowings                                      1,318              6,808                2,803
  Net proceeds from issuance and sale of common stock                          3,254              3,588                3,085
  Acquisition of common stock                                                (10,918)           (12,495)              (6,109)
  Cash paid in lieu of fractional shares                                         - -               (106)                 - -
  Proceeds from long-term debt                                                   - -              7,500                9,900
  Principal payments on long-term debt                                        (4,531)            (3,115)              (5,978)
                                                                           ---------          ---------            ---------
        Net cash provided by (used in) financing activities                $ 104,970          $ (28,951)           $ 180,828
                                                                           ---------          ---------            ---------

        Increase (decrease) in cash and cash equivalents                   $  13,028          $ (41,548)           $  30,934

Cash and Cash Equivalents
  Beginning                                                                  127,633            169,181              138,247
                                                                           ---------          ---------            ---------

  Ending                                                                   $ 140,661          $ 127,633            $ 169,181
                                                                           =========          =========            =========

Supplemental Disclosures of Cash Information
  Cash payments for:
    Interest                                                               $  98,792          $  84,631            $  89,489
                                                                           =========          =========            =========

    Income taxes                                                           $  23,709          $  23,595            $  20,245
                                                                           =========          =========            =========

See Notes to Consolidated Financial Statements.

                  F & M NATIONAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Continued)
       For Each of the Three Years in the Period Ended December 31, 2000
                                (In Thousands)

                                                                        2000                  1999                  1998
                                                                     ----------            -----------           -----------
Supplemental Schedule of Noncash Investing and
  Financing Activities
   Issuance of stock options under non-variable
     compensatory plan                                               $      943            $     1,003           $     1,529
                                                                     ==========            ===========           ===========

   Issuance of common stock-3% stock dividend                        $      - -            $    20,621           $       - -
                                                                     ==========            ===========           ===========

   Loan balances transferred to foreclosed properties                $    2,209            $     3,221           $     5,030
                                                                     ==========            ===========           ===========

   Unrealized gain (loss) on securities available for sale           $   23,013            $   (26,838)          $     5,917
                                                                     ==========            ===========           ===========

   Details of acquisition of branches:
      Fair value of assets acquired                                  $   10,628            $       - -           $       - -
      Fair value of liabilities assumed                                (300,114)                   - -                   - -
      Purchase price in excess of net assets acquired                    22,852                    - -                   - -
                                                                     ----------            -----------           -----------
           Cash received                                             $ (266,634)           $       - -           $       - -
      Less cash acquired                                                  2,693                    - -                   - -
                                                                     ----------            -----------           -----------
      Net cash received for acquisition                              $  269,327            $       - -           $       - -
                                                                     ==========            ===========           ===========

See Notes to Consolidated Financial Statements.

                  F & M NATIONAL CORPORATION AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements
       For Each of the Three Years in the Period Ended December 31, 2000


Note 1.  Nature of Banking Activities and Significant Accounting Policies

          F & M National Corporation ("F & M" or the Company) is a bank holding company whose principal banking subsidiaries provide a wide range of financial services, including a variety of deposit accounts, as well as commercial, consumer and mortgage lending to customers in Virginia, West Virginia and Maryland. In addition to commercial activities, the Corporation operates insurance and trust companies which generate noninterest income by sales of insurance, trust and fiduciary services.

          The accounting and reporting policies of F & M National Corporation and Subsidiaries conform to generally accepted accounting principles and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.

          Principles of Consolidation

           The consolidated financial statements include the accounts of F & M National Corporation and all of its banking and nonbanking affiliates. In consolidation, significant intercompany accounts and transactions have been eliminated.

          Cash and Cash Equivalents

           For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

          Securities

           Securities are classified in three categories and are accounted for as follows:

           a. Securities Held to Maturity

              Securities classified as held to maturity are those debt securities the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at amortized cost.

           b. Securities Available for Sale

              Securities classified as available for sale are those debt and equity securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

           c. Trading Securities

              Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation had no trading securities at December 31, 2000 and 1999.

          Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their costs that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

        Loans Held for Sale

          Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

         Loans

          The Corporation grants mortgage, commercial and consumer loans to customers. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in their market area.

          Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses and unearned income. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

          The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

          All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

         Allowance for Loan Losses

          The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

          The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

          A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

          Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

         Bank Premises and Equipment

          Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation and amortization are recorded on the straight-line and declining-balance methods.

          Costs of maintenance and repairs are charged to expense as incurred. Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate.

         Foreclosed Assets

          Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

         Goodwill and Other Intangibles

          Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over a range of 15-25 years. The core deposit intangible represents the estimated fair value of certain customer relationships acquired and is amortized on a straight-line basis over a range of 5-15 years.

         Pension Plan

          The Corporation has a trusteed, noncontributory defined contribution pension plan covering substantially all full-time employees.

         Income Taxes

          Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         Common Stock

          Shares of its own common stock reacquired by the Corporation are cancelled as a matter of state law and are accounted for as authorized but unissued shares.

         Earnings Per Share

          Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

         Trust Company

          Securities and other property held by F & M Trust Company in a fiduciary or agency capacity are not assets of the Corporation and are not included in the accompanying consolidated financial statements.

         Comprehensive Income

          Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

         Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

         Derivative Financial Instruments

          As of October 1, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. The Statement also allowed securities classified as held to maturity to be transferred to the available for sale category at the date of initial application of this standard. The Corporation does not have any derivative instruments and hedging activities as defined under this Statement.

         Segments

          As of December 31, 2000 and 1999, the Corporation does not have any segments that meet the disclosure requirements established by Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information."


Note 2. Pending Merger

        On January 24, 2001, F & M and BB&T Corporation ("BB&T"), based in Winston-Salem, North Carolina, announced an agreement whereby BB&T will acquire F & M in a transaction that is expected to close during the third quarter of 2001. Under the terms of the agreement, F & M will receive 1.09 shares of BB&T's common stock for each share of F & M's common stock. This transaction is expected to be accounted for as a pooling-of-interests.

Note 3.    Securities

           The amortized cost and fair value of securities being held to maturity as of December 31, 2000 and 1999, are as follows:



                                                           December 31, 2000
                                        -----------------------------------------------------
                                          Gross           Gross
                                        Amortized       Unrealized      Unrealized     Fair
                                           Cost           Gains          (Losses)     Value
                                        ----------  ------------------  -----------  --------
          (In Thousands)
           U.S. Treasury securities
            and obligations of U.S.
            government corporations
            and agencies                  $499,777     $  3,411           $ (2,670)        $500,518
           Obligations of states and
            political subdivisions          22,337          232                (48)          22,521
           Corporate securities              1,058           15                 (1)           1,072
                                          --------     --------           --------         --------
                                          $523,172     $  3,658           $ (2,719)        $524,111
                                          ========     ========           ========         ========




                                                                   December 31, 1999
                                         --------------------------------------------------------------------
                                                                  Gross            Gross
                                            Amortized            Unrealized      Unrealized         Fair
                                             Cost                Gains           (Losses)           Value
                                         -------------          ----------      --------------   ----------
                                                                      (In Thousands)
           U.S. Treasury securities
            and obligations of U.S.
            government corporations
            and agencies                  $427,579              $    876         $(13,160)         $415,295
           Obligations of states and
            political subdivisions          20,963                   137             (175)           20,925
           Corporate securities              1,312                     8               (2)            1,318
                                          --------              --------         --------          --------
                                         $449,854              $   1,021         $(13,337)         $437,538
                                         =========              ========         ========          ========

     The amortized cost and fair value of securities being held to maturity as of December 31, 2000, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the corporate securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the maturity summary.

                                                    Amortized    Fair
                                                       Cost      Value
                                                     ---------  --------
                                                       (In Thousands)

           Due in one year or less                    $ 50,418  $ 50,344
           Due after one year through five years       328,492   327,545
           Due after five years through ten years       90,162    90,871
           Due after ten years                          53,042    54,279
           Corporate securities                          1,058     1,072
                                                      --------  --------
                                                      $523,172  $524,111
                                                      ========  ========

The amortized cost and fair value of securities available for sale as of December 31, 2000 and 1999, are as follows:



                                                          December 31, 2000
                                        ------------------------------------------------
                                          Gross         Gross
                                        Amortized     Unrealized    Unrealized       Fair
                                           Cost         Gains        (Losses)       Value
                                        ----------   -----------    -----------    --------
                                                            (In Thousands)
           U.S. Treasury securities
            and obligations of U.S.
            government corporations
            and agencies                  $591,922      $8,520         $ (3,398)     $597,044
           Obligations of states and
            political subdivisions          10,804          45             (109)       10,740
           Corporate securities              7,136          80               --         7,216
           Other                            14,085         382               --        14,467
                                          --------      ------         --------      --------
                                          $623,947      $9,027         $ (3,507)     $629,467
                                          ========      ======         ========      ========

                                                                                    December 31, 1999
                                                                                    -----------------
                                                         Gross            Gross
                                           Amortized     Unrealized       Unrealized           Fair
                                            Cost         Gains            (Losses)             Value
                                          ----------     ----------    --------------        ----------
          (In Thousands)
           U.S. Treasury securities
            and obligations of U.S.
            government corporations
            and agencies                  $422,249      $  627            $(17,409)           $405,467
           Obligations of states and
            political subdivisions          10,669           7                (233)             10,443
           Corporate securities              6,202          --                (649)              5,553
           Other                            12,301         183                  --              12,484
                                          --------      ------            --------            --------
                                          $451,421      $  817            $(18,291)           $433,947
                                          ========      ======            ========            ========

       The amortized cost and fair value of securities available for sale, as of December 31, 2000, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the corporate securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the maturity summary.


                                                    Amortized    Fair
                                                      Cost      Value
                                                    ---------  --------
                                                      (In Thousands)

          Due in one year or less                    $ 44,970  $ 44,767
          Due after one year through five years       225,101   225,236
          Due after five years through ten years      198,617   199,732
          Due after ten years                         134,038   138,049
          Corporate securities                          7,136     7,216
          Other                                        14,085    14,467
                                                     --------  --------
                                                     $623,947  $629,467
                                                     ========  ========

          Proceeds from principal repayments and calls of securities held to maturity during 2000, 1999 and 1998 were $11,186,000, $41,468,000 and
          $131,673,000. There were no sales of securities held to maturity during 2000, 1999 and 1998.

          Proceeds from sales, principal repayments and calls of securities available for sale during 2000, 1999 and 1998 were $18,277,000, $67,105,000 and $147,070,000. Gross gains of $51,000, $3,118,000 and
          $2,579,000 and gross losses of $-0-, $-0- and $143,000 were realized on those sales and calls during 2000, 1999 and 1998, respectively.

          The book value of securities pledged to secure deposits and for other purposes amounts to $291,026,000 and $354,617,000 at December 31, 2000
          and 1999, respectively.


Note 4.   Loans

          Major classifications of loans are as follows:


                                                            December 31,
                                                 ---------------------------
                                                     2000            1999
                                                 ------------    -----------
                                                        (In Thousands)

          Commercial, financial and agricultural $    308,019    $   300,016
          Real estate - construction                  122,803        108,631
          Real estate - mortgage:
           Residential (1-4 family)                   605,745        557,744
           Home equity lines                           69,347         59,545
           Multifamily                                 25,671         27,624
           Non-farm, non-residential                  579,091        528,667
           Agricultural                                18,075         18,435
          Loans to individuals:
           Consumer                                   262,963        247,503
           Credit card                                 20,955         20,547
                                                 ------------    -----------
                  Total loans                    $  2,012,669    $ 1,868,712
          Less: Unearned income                        (3,381)        (3,614)
                Allowance for loan losses             (24,537)       (24,051)
                                                 ------------    -----------
                  Loans, net                     $  1,984,751    $ 1,841,047
                                                 ============    ===========

Note 5.   Allowance for Loan Losses

          Changes in the allowance for loan losses are as follows:

                                                                         December 31,
                                                          ---------------------------------------
                                                              2000         1999           1998
                                                          -----------   -----------    ----------
                                                                       (In Thousands)
          Balance at beginning of year                    $    24,051   $    23,509    $   23,095
          Provision charged to operating expense                3,951         4,021         5,541
          Recoveries added to the allowance                       797           850           808
          Loan losses charged to the allowance                 (4,262)       (4,329)       (5,935)
                                                          -----------   -----------    ----------
          Balance at end of year                          $    24,537   $    24,051    $   23,509
                                                          ===========   ===========    ==========

          Impairment of loans having recorded investments of $20,476,000 at December 31, 2000 and $15,009,000 at December 1999, has been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 2000, 1999 and 1998 was $19,182,000, $15,285,000 and
          $14,451,000, respectively. The total allowance for loan losses related to these loans was $3,013,000, $2,600,000 and $2,444,000 on December
          31, 2000, 1999 and 1998, respectively. Interest income on impaired loans of $1,653,000, $1,623,000 and $847,000 was recognized for cash payments received in 2000, 1999 and 1998, respectively.

          Nonaccrual loans excluded from impaired loan disclosure amounted to $7,643,000 and $4,266,000 at December 31, 2000 and 1999, respectively.
          If interest on these loans had been accrued, such income would have approximated $644,000 and $295,000 for 2000 and 1999, respectively.

Note 6.   Related Party Transactions

          The Securities and Exchange Commission requires disclosure of loans which exceed $60,000 to executive officers and directors of the Corporation or to their associates. Such loans were made on substantially the same terms as those prevailing for comparable transactions with similar risk. At December 31, 2000 and 1999, these loans totaled $40,654,000 and $38,877,000, respectively. During 2000, total principal additions were $11,221,000 and total principal payments were $9,444,000.

          The Company was indebted to related parties for short-term borrowings totaling $8,850,000 and $8,460,000 at December 31, 2000 and 1999,
          respectively.

          The Company paid $270,902 and $186,585 to the law firm of one director who serves as legal counsel for a bank subsidiary for the years ended December 31, 2000 and 1999, respectively.

          Construction of bank premises included $453,000 and $577,184 paid to companies of related parties for the years ended December 31, 2000 and 1999, respectively.

Note 7.   Bank Premises and Equipment, Net

          Premises and equipment are summarized as follows:

                                                                 December 31,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
                                                                (In Thousands)
          Premises                                        $   75,746    $   62,911
          Leasehold improvements                               8,467         8,224
          Furniture and equipment                             49,615        43,834
          Construction in progress                             4,793         4,439
                                                          ----------    ----------
                                                          $  138,621    $  119,408
          Less accumulated depreciation and amortization     (49,955)      (44,907)
                                                          ----------    ----------
                                                          $   88,666    $   74,501
                                                          ==========    ==========

          Depreciation and amortization of bank premises and equipment included in operating expenses for the years ended December 31, 2000, 1999 and 1998, were $6,595,000, $5,934,000 and $4,963,000, respectively.

Note 8.   Deposits

          The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was $300,073,000 and $262,161,000 in 2000
          and 1999, respectively.

          At December 31, 2000, the scheduled maturities of time deposits (in thousands) are as follows:


            2001           $  841,011
            2002              242,182
            2003              143,320
            2004               22,860
            2005               44,753
            Later years           922
                           ----------
                           $1,295,048
                           ==========

Note 9.   Short-Term Borrowings

          Short-term borrowings consist of securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, and advances from the FHLB of Atlanta, which are secured either by a blanket floating lien on all real estate mortgage loans secured by 1 to 4 family residential properties, FHLB stock, or other mortgage-related assets.

          The Company has unused lines of credit for short-term borrowings totaling approximately $673,176,000 at December 31, 2000.

          The table below presents selected information on the combined totals of repurchase agreements and other short-term borrowings for the years ended December 31:

                                                       2000         1999
                                                    ---------    ---------
                                                        (In Thousands)

             Maximum balance at any month end
               during the year                      $ 186,492    $ 147,805
             Average balance for the year             154,186      116,277
             Weighted average rate for the year          4.55%        3.41%
             Weighted average rate on borrowings
               at year end                               4.24%        4.22%
             Estimated fair value                   $ 186,492    $ 119,128


          The weighted average rates shown for borrowings at year end were calculated by multiplying the effective rate for each transaction by the principal amount and dividing the aggregate product by the total principal outstanding.

          Due to the short maturities of these financial instruments, the carrying amounts for both repurchase agreements and other short-term borrowings were deemed to approximate fair values at December 31, 2000 and 1999.

          Note 10.  Long-Term Debt

          The Company joined the Federal Home Loan Bank system in order to enter a program of long-term borrowing which is restricted to be invested in Residential Housing Finance Assets (RHFA). RHFA are defined as (1) Loans secured by residential real property; (2) Mortgage-backed securities; (3) Participations in loans secured by residential real property; (4) Loans financed by Community Investment Program advances;
          (5) Loans secured by manufactured housing, regardless of whether such housing qualifies as residential real property; or (6) Any loans or investments which the Federal Housing Finance Board and the FHLB of Atlanta, in their discretion, otherwise determine to be residential housing finance assets. Borrowings from the Federal Home Loan Bank system for RHFA investments totaled $20,912,000 and $25,443,000 at December 31, 2000 and 1999, maturing through 2006. The interest rate on the notes payable range from 5.57% to 8.18% at December 31, 2000. Principal payments on the notes (in thousands) are due as follows:

               2001          $   4,007
               2002              2,866
               2003              2,875
               2004              2,834
               2005              2,490
               Later years       5,840
                             ---------
                             $  20,912
                             =========


Note 11.  Business Combinations

          On April 1, 1998, the Company completed its acquisition of Peoples Bank of Virginia. A total of approximately 778,000 shares of the Company's stock was issued in the transaction, which was accounted for as a pooling-of-interests.

          On April 30, 1998, the Company completed its acquisition of J. V. Arthur, Inc. A total of approximately 91,000 shares of the Company's stock was issued in the transaction, which was accounted for as a pooling-of-interests.

          On June 1, 1998, the Company completed its acquisition of The Bank of Alexandria. A total of approximately 646,000 shares of the Company's stock was issued in the transaction, which was accounted for as a pooling-of-interests.

          On March 22, 1999, the Company completed its acquisition of Security Bank Corporation. A total of approximately 643,000 shares of the Company's stock was issued in the transaction, which was accounted for as a pooling-of-interests.

          On January 3, 2000 the Company completed its acquisition of The State Bank of the Alleghenies. A total of approximately 1,912,000 shares of the Company's stock was issued in the transaction, which was accounted for as a pooling-of interests.

          Total assets and results of operations as originally reported for 1999 and 1998 have been restated to reflect the accounts of the pooled entities as follows:


                                                                                   Net Income Per Share
                                                                                   --------------------
                                                    Total         Total          Net        Assuming
                                                   Assets         Income       Income        Basic Dilution
                                               -------------   ------------  ----------   -------- ----------------
                                                               (In Thousands)
         1999 originally reported              $   2,945,934   $    251,808  $   41,285   $     1.79      $    1.78
                                                                                          ==========      =========
         1999 results of pooled
           entities                                  152,233   $     11,980       1,717
                                               -------------   ------------  ----------
             As restated                       $   3,098,167   $    263,788  $   43,002   $     1.72      $    1.71
                                               =============   ============  ==========   ==========      =========




                                                                                   Net Income Per Share
                                                                                   --------------------
                                                    Total         Total          Net        Assuming
                                                   Assets         Income       Income        Basic Dilution
                                               -------------   ------------  ----------   -------- ----------------
                                                              (In Thousands)
         1999 originally reported              $   2,888,714  $     237,444  $   36,485   $     1.67   $    1.65
                                                                                          ==========   =========
         1999 results of pooled
           entities                                  211,403         16,415       2,453
                                               -------------  -------------  ----------
             As restated                       $   3,100,117  $     253,859  $   38,938   $     1.55   $    1.54
                                               =============  =============  ==========   ==========   =========

Note 12.  Earnings Per Share

          The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders. Earnings per share amounts for prior periods have been restated to give effect to the acquisition of Peoples Bank of Virginia, The Bank of Alexandria and J. V. Arthur, Inc. in 1998, the acquisition of Security Bank Corporation in 1999 and a 3% stock dividend in 1999 and the acquisition of The State Bank of the Alleghenies in 2000.


                                              2000                 1999                1998
                                      -----------------------------------------  ---------------------
                                                    Per                  Per                       Per
                                                   Share                Share                    Share
                                        Shares     Amount     Shares    Amount      Shares      Amount
                                      ----------  --------  ---------- --------   ----------    -------
          Basic EPS                   24,820,000  $   1.93  24,970,000 $   1.72   25,099,000   $  1.55
                                                  ========             ========                =======
          Effect of dilutive
             securities, stock
               options                   141,000               175,000               230,000
                                      ----------            ----------            ----------
          Diluted EPS                 24,961,000  $   1.92  25,145,000 $   1.71   25,329,000   $  1.54
                                      ==========  ========  ========== ========   ==========   =======

Note 13.  Stock-Based Compensation Plans

          The Company has two stock-based compensation plans which are described below. Grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Compensation cost charged to income for the stock option plan was $448,000, $735,000 and $276,000 for the years ended December 31, 2000, 1999 and 1998, respectively. No compensation cost has been recognized for grants under the Employee Stock Discount Plan.

          Stock Option Plan

          The Company sponsors a stock option plan, which provides for the granting of both incentive and nonqualified stock options to executive officers and key employees of the Company and its Subsidiaries. The option price of incentive options will not be less than the fair market value of the stock at the time an option is granted. Nonqualified options may be granted at a price established by the Board of Directors including prices less than the fair market value on the date of grant.

          A summary of the status of the stock option plan at December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is as follows:

                                         2000                        1999                      1998
                                ----------------------      ---------------------      --------------------
                                              Weighted                    Weighted                 Weighted
                                              Average                     Average                  Average
                                              Exercise                    Exercise                 Exercise
                                 Shares        Price         Shares         Price       Shares
                                --------      --------      --------      --------     --------
Price
-----
     Outstanding at
      beginning of year          215,565      $  12.23       279,443      $  11.71     310,222     $   9.84
     Granted                      68,500         13.79        67,000         14.97      69,285        17.22
     Effect of 3%
      stock dividend                  --            --         6,303            --          --           --
     Exercised                   (44,087)        11.93      (133,835)        11.93     (96,930)        9.91
     Forfeited                    (1,500)        13.79        (3,346)        11.93      (3,134)       13.92
                                 -------                     -------                   -------
     Outstanding and
      exercisable at end
      of year                    238,478      $  12.73       215,565      $  12.23     279,443     $  11.71
                                 =======                     =======                   =======
     Weighted-average
      fair value per option
      of options granted
      during the year                         $  18.91                    $  18.72                 $  22.60

          The Company accounts for the stock option plan and the stock discount plan under APB Opinion No. 25. Proforma adjustments of compensation cost for the stock-based compensation plans are determined based on the grant date fair values of awards (the method described in SFAS Statement No. 123). For the purpose of computing the proforma amounts indicated below, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yields of .26%, .26% and .26%; expected volatility of 23.1%, 18.5% and 19.1%; a risk-free interest rate of 5.3%, 6.5% and 4.5%; and an expected option life of 5 years from the date of grant.

                                                 2000       1999       1998
                                               ---------  ---------  --------
                                                       (In Thousands)

               Net Income:   As Reported           47,954    43,002    38,938
                             Pro Forma             47,263    42,540    38,015

               Basic EPS:    As Reported             1.93      1.72      1.55
                             Pro Forma               1.90      1.70      1.51

               Diluted EPS:  As Reported             1.92      1.71      1.54
                             Pro Forma               1.89      1.69      1.50

     A further summary about options outstanding at December 31, 2000, is as follows:

                                 Options Outstanding and Exercisable
                                 ------------------------------------
                                                Weighted     Weighted
              Range of                         Remaining      Average
              Exercise             Number     Contractual    Exercise
               Prices            Outstanding     Life         Price
            ------------         -----------  -----------    --------

              $11.54                 3,697      .2  years       11.54
               13.51                 1,520     1.3              13.51
             7.47 - 19.49           28,108     3.3               9.00
             7.70 -  8.95           12,026     4.0               7.77
             9.70 - 12.53           24,232     5.1              10.01
            10.37 - 13.78           33,500     6.0              10.64
               16.68                43,775     7.0              16.68
               14.53                44,820     8.0              14.53
               13.79                46,800     9.0              13.79
                                   -------
           $7.47 - 19.49           238,478     6.5              12.73
                                   =======

          Employee Stock Discount Plan

          In 1998, the Corporation adopted an Employee Stock Discount Plan. The Plan offers eligible employees of the Company the opportunity to purchase common stock through payroll deduction. The price of the shares purchased is the lesser of 85% of the market price of the shares as determined under the plan at January 1 of the calendar year of purchase or 85% of the market price of the shares as determined under the plan at December 31 of the calendar year of purchase. Employees automatically become eligible to participate on January 1 or July 1 as of the date they reach age 18 and complete 12 months of service, whichever occurs last. An eligible employee is one who is customarily employed for more than 20 hours per week and more than five months per year.

          All officers and directors who are eligible employees may participate. 52,592 shares were issued for the 2000 plan year at a discount of $206,000. 46,501 shares were issued for the 1999 plan year at a discount of $192,000. 30,411 shares were issued for the 1998 plan year at a discount of $136,000.


Note 14.  Employee Benefit Plans

          F & M National Corporation and its affiliates have a defined contribution 401(k) retirement plan covering substantially all full-time employees and provides that employees automatically become eligible to participate on January 1 or July 1 as of the date they reach age 18 and complete 12 months of service, whichever occurs last.

          Under the plan, a participant may contribute to the plan an amount up to 10% of their covered compensation for the year, subject to certain limitations. For each year in which the employee makes a contribution to the plan, the Company will make a matching contribution. The Company may also make, but is not required to make, a discretionary contribution for each participant out of its current or accumulated net profits. The amount of the matching contribution and discretionary contribution, if any, is determined on an annual basis by the Board of Directors.

          The total plan expense for 2000, 1999 and 1998, was $512,000, $417,500 and $347,000, respectively.

          The Employee Stock Ownership Plan (ESOP) covers substantially all full-time employees and provides that employees automatically become eligible to participate on January 1 or July 1 as of the date they reach age 18 and complete 12 months of service, whichever occurs last. The Company may make, but is not required to make, a discretionary contribution for each participant (proportionately based on eligible W-2 salaries) out of its current or accumulated net profits. The total contribution may be contributed in cash or corporate common stock. The amount of the discretionary contribution, was 5% in cash for 2000, 1999 and 1998.

          The total plan expense for 2000, 1999 and 1998 was $1,785,000, $1,745,000 and $1,521,000, respectively.

Note 15.  Executive and Director Compensation Plans

          Executive Incentive Compensation Plan

          The Executive Incentive Compensation Plan was established for the purpose of attracting and retaining key executives. The executives and the amounts of the awards (subject to limits as set forth in the Plan) are determined by a Committee composed of members of the Corporation's Board of Directors who are not employees. The aggregate cash awards amounted to $1,682,000 in 2000, $1,517,000 in 1999 and $1,344,000 in
          1998.

          In addition, deferred compensation plans have been adopted for certain key employees which provide that benefits are to be paid in monthly installments for 15 years following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced or forfeited. The deferred compensation expense (benefit) for 2000, 1999 and 1998, based on the present value of retirement benefits, amounted to approximately $(44,000), $323,000 and $336,000, respectively. The plan is unfunded. However, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the obligations thereunder.

          Nonemployee Director Stock Compensation and Warrant Plans

          Effective June 15, 1994, FB&T Financial Corporation (a subsidiary of F & M National Corporation as of March 29, 1996) implemented a Nonemployee Director Stock Compensation Plan. Allegiance Bank, N.A. (a subsidiary of F & M National Corporation as of October 1, 1996) implemented a Director Stock Warrant Plan effective February 8, 1994. Security Bank Corporation (a subsidiary of F & M National Corporation as of March 22, 1999) implemented a Director Stock Option Plan effective in 1997. The exercise price of awards were fixed at the fair market value of the share on the date the option was granted.

          The following summarizes the option activity under the stock option plan for the last three years, as restated to the equivalent shares of the Company's common stock:

                                  2000                  1999                1998
                           -------------------   ------------------  -------------------
Weighted                              Weighted             Weighted
Average                               Average              Average
Exercise                              Exercise             Exercise
Price                       Shares     Price      Shares     Price     Shares
----------------------     --------   --------   --------  --------  --------
Outstanding at
 beginning of year           38,500   $  11.58    46,989   $  10.93    54,029   $  10.32
Granted                          --         --        --         --        --         --
Effect of 3%
 stock dividend                  --         --     1,116         --        --         --
Exercised                        --         --    (6,970)      7.27    (7,040)      6.26
Forfeited                        --         --    (2,635)      6.26        --         --
                             ------               ------               ------
                             38,500   $  11.58    38,500     $11.58    46,989     $10.93
                             ======               ======               ======

Note 16.  Lease Commitments and Contingent Liabilities

          The Company and Subsidiaries were obligated under a number of noncancelable leases mainly for various banking premises and equipment. Facilities leases, including renewal options, expire through 2008. Total rental expense for operating leases for 2000, 1999 and 1998, was $4,704,000, $4,331,000 and $3,519,000, respectively.
          Minimum rental commitments under noncancellable leases with terms in excess of one year as of December 31, 2000, were as follows:

                  Year                      Operating Leases
               ----------                   ----------------
                                             (In Thousands)

               2001                          $      2,778
               2002                                 2,195
               2003                                 1,955
               2004                                 1,474
               2005                                   949
               Later years                          2,576
                                             ------------
               Total minimum payments        $     11,927
                                             ============

          In the normal course of business, there are other outstanding commitments and contingent liabilities which are not reflected in the accompanying financial statements. The Corporation does not anticipate losses as a result of these transactions.

          As members of The Federal Reserve System, the Company's subsidiary banks are required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2000 and 1999, the aggregate amounts of daily average required balances were approximately $8,474,000 and $15,705,000, respectively.

Note 17. Income Taxes

         Net deferred tax assets consist of the following components as of December 31, 2000 and 1999:

                                                  2000         1999
                                              -----------   ----------
                                                     (In Thousands)
             Deferred tax assets:
              Allowance for loan losses       $     8,408   $    8,207
              Salary continuation plan              1,146        1,171
              Other real estate owned                 546          694
              Nonaccrual interest                     423          111
              Securities available for sale            --        6,210
              Other                                 1,082          723
                                              -----------   ----------
                                              $    11,605   $   17,116
                                              -----------   ----------
             Deferred tax liabilities:
              Depreciation                    $     2,655   $    2,435
              Net deferred loan costs                 776           --
              Securities available for sale         1,877           --
              Other                                   331          318
                                              -----------   ----------
                                              $     5,639   $    2,753
                                              -----------   ----------

             Net deferred tax assets          $     5,966   $   14,363
                                              ===========   ==========

         The provision for income taxes charged to operations for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                              2000         1999         1998
                                           -----------  ----------   ---------
                                                      (In Thousands)
     Current tax expense                   $    24,874  $   22,699   $   19,768
     Deferred tax (benefit) expense                310        (287)         356
                                           -----------  ----------   ----------
                                           $    25,184  $   22,412   $   20,124
                                           ===========  ==========   ==========

         The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income for the years ended December 31, 2000, 1999 and 1998 due to the following:

                                              2000     1999     1998
                                            -------  -------  -------
     Computed "expected" tax expense          35.0%    35.0%    35.0%
     Increase (decrease) in income taxes
      resulting from:
        Tax-exempt interest                   (0.9)    (1.0)    (1.2)
        Nondeductible merger expenses           .1       .1       .1
        Other, net                              .2       .2       .2
                                            ------   ------   ------
                                              34.4%    34.3%    34.1%
                                            ======   ======   ======

Note 18. Restrictions on Transfers to Parent

         Transfer of funds from banking subsidiaries to the Company in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 2000, the aggregate amount of unrestricted funds which could be transferred from the Company's subsidiaries to the Company, without prior regulatory approval, totaled $26,764,000 or 7.9% of the consolidated net assets.

Note 19. Financial Instruments With Off-Balance-Sheet Risk

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                          2000        1999
                                                        ----------  ----------
                                                           (In Thousands)
             Commitments to extend credit and
              unfunded commitments under lines
              of credit                                 $  578,172  $  512,753
             Commercial and standby letters of credit   $   24,166  $   23,139

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without being drawn upon and, therefore, do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer.

         Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which the Company is committed.

         Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments if deemed necessary.


Note 20. Credit Risk

         As of December 31, 2000, the Company had a concentration of loans in non-farm, non-residential loans, consisting primarily of commercial loans secured by real estate of $579,091,000 which were in excess of 10% of the total loan portfolio. The Company does not engage in any foreign lending activities.

         As of December 31, 2000, the Company had $23,709,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC).


Note 21. Fair Value of Financial Instruments and Interest Rate Risk

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

            Cash and Short-Term Investments

              For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

            Investment Securities and Securities Available for Sale

              For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

            Loans Held for Sale

              Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

            Loan Receivables

              For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

            Deposits and Borrowings

              The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. For all other deposits and borrowings, the fair value is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

            Off-Balance-Sheet Financial Instruments

              The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

              The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

              At December 31, 2000 and 1999, the carrying amounts of loan commitments and stand-by letters of credit were deemed to approximate fair value.

              The estimated fair values of the Company's financial instruments are as follows:

                                                         2000                    1999
                                                -----------------------  ---------------------
                                                 Carrying      Fair     Carrying      Fair
                                                  Amount       Value      Amount     Value
                                                -----------  ----------  ---------  ----------
                                                    (In Thousands)         (In Thousands)
              Financial assets:
                Cash and short-term
                 Investments                    $   187,976  $  187,976  $  196,570 $  196,570
                Investments securities              523,172     524,111     449,854    437,538
                Securities available for sale       629,467     629,467     451,421    433,947
                Loans and loans held for
                 sale, net                        2,044,165   2,043,552   1,841,047  1,863,694
                Accrued interest receivable          30,020      30,020      23,239     23,239

              Financial liabilities:
                Deposits                        $ 2,991,431  $2,816,731  $2,617,855 $2,479,003
                Federal funds purchased
                 and securities sold under
                 agreement to repurchase            161,054     161,054      95,008     95,008
                Other short-term borrowings          25,438      25,438      24,120     24,120
                Long-term debt                       20,912      20,912      25,443     25,443
                Accrued interest payable              8,742       8,742       7,397      7,397

         The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company
         Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

Note 22. Regulatory Matters

         The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - possibly additional discretionary -actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 2000, the most recent notification from the Federal Reserve categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Company's and significant Subsidiaries actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table.

                                                                                                                 Minimum To Be Well
                                                                                                                  Capitalized Under
                                                                                    Minimum Capital               Prompt Corrective
                                                         Actual                      Requirements                 Action Provisions
                                                 ---------------------           ----------------------         --------------------
                                                  Amount        Ratio             Amount         Ratio           Amount       Ratio
                                                 --------      -------           --------       -------         --------     -------
As of December 31, 2000:                                                            (In Thousands)
 Total Capital (to Risk Weighted Assets)
  Consolidated                                   $329,225        15.2%           $173,671         8.0%               N/A        N/A
  F & M Bank - Winchester                        $ 84,881        15.0%           $ 45,387         8.0%           $56,733       10.0%
  F & M Bank - NOVA                              $ 71,251        13.4%           $ 42,529         8.0%           $53,161       10.0%
 Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                   $304,282        14.0%           $ 86,836         4.0%               N/A        N/A
  F & M Bank - Winchester                        $ 77,659        13.7%           $ 22,693         4.0%           $34,040        6.0%
  F & M Bank - NOVA                              $ 65,645        12.4%           $ 21,264         4.0%           $31,896        6.0%
 Tier 1 Capital (to Average Assets)
  Consolidated                                   $304,282         8.6%           $142,105         4.0%               N/A        N/A
  F & M Bank - Winchester                        $ 77,659         8.2%           $ 38,048         4.0%           $47,560        5.0%
  F & M Bank - NOVA                              $ 65,645         7.9%           $ 33,372         4.0%           $41,715        5.0%

As of December 31, 1999:
 Total Capital (to Risk Weighted Assets)
  Consolidated                                   $314,557        16.8%           $149,929         8.0%               N/A        N/A
  F & M Bank - Winchester                        $ 83,013        16.2%           $ 41,081         8.0%           $51,351       10.0%
  F & M Bank - NOVA                              $ 65,808        13.8%           $ 38,124         8.0%           $47,655       10.0%
 Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                   $291,687        15.6%           $ 74,964         4.0%               N/A        N/A
  F & M Bank - Winchester                        $ 76,511        14.9%           $ 20,540         4.0%           $30,811        6.0%
  F & M Bank - NOVA                              $ 60,643        12.7%           $ 19,062         4.0%           $28,593        6.0%
 Tier 1 Capital (to Average Assets)
  Consolidated                                   $291,687        10.0%           $116,808         4.0%               N/A        N/A
  F & M Bank - Winchester                        $ 76,511         8.9%           $ 34,428         4.0%           $43,035        5.0%
  F & M Bank - NOVA                              $ 60,643         8.1%           $ 29,923         4.0%           $37,404        5.0%

Note 23.  Subsequent Events

        On January 25, 2001, the Company completed its acquisition of Community Bankshares of Maryland, Inc. The Company issued 545,131 shares of its common stock in exchange for all of the shares of common stock of Community Bankshares of Maryland, Inc. The excess of the total acquisition cost over the fair value of the net assets acquired of $4,073,418 is being amortized over 15 years by the straight-line method. The acquisition has been accounted for as a purchase and results of operations of Community Bankshares of Maryland, Inc. since the date of acquisition will be included in the consolidated financial statements.

        On February 26, 2001, the Company acquired Atlantic Financial Corp.
        for approximately 3,160,000 common shares in a transaction accounted for as a pooling-of-interests. If the transaction had been consummated prior to December 31, 2000, the accompanying financial statements would have included the financial position and results of operations of Atlantic Financial Corp. Total assets and results of operations (in thousands except per share data), for 2000 would have been as follows:


           Total assets                   $3,976,691
           Total income                   $  327,024
           Net income                     $   51,892
           Earnings per share, basic      $     1.86
           Earnings per share, diluted    $     1.84

Note 24.  Condensed Financial Information - Parent Company Only

                          F & M NATIONAL CORPORATION
                           (Parent Corporation Only)

                                Balance Sheets
                          December 31, 2000 and 1999

                                                                                     2000                     1999
                                                                                   --------                 --------
                                                                                            (In Thousands)
                Assets

 Cash on deposit with subsidiary banks                                             $    - -                 $      2
 Investment in subsidiaries, at cost, plus equity
   in undistributed net income                                                      326,944                  277,931
 Securities available for sale                                                       12,199                   10,282
 Other short-term investments                                                        19,462                   32,081
 Bank premises and equipment, net                                                     5,558                    5,684
 Intangible, goodwill, at amortized cost                                                 65                      125
 Other assets                                                                         7,538                   13,320
                                                                                   --------                 --------
          Total assets                                                             $371,766                 $339,425
                                                                                   ========                 ========

        Liabilities and Shareholders' Equity

 Liabilities
   Short-term borrowings                                                           $ 21,402                 $ 19,341
   Dividends payable                                                                  6,153                    5,401
   Other liabilities                                                                  4,783                    7,001
                                                                                   --------                 --------
          Total liabilities                                                        $ 32,338                 $ 31,743
                                                                                   --------                 --------

 Shareholders' Equity
   Preferred stock                                                                 $    - -                 $    - -
   Common stock                                                                      49,227                   49,793
   Capital surplus                                                                   87,524                   93,679
   Retained earnings, which are substantially undistributed
   earnings of subsidiaries                                                         199,129                  175,588
   Accumulated other comprehensive income (loss)                                      3,548                  (11,378)
                                                                                   --------                 --------
          Total shareholders' equity                                               $339,428                 $307,682
                                                                                   --------                 --------

          Total liabilities and shareholders' equity                               $371,766                 $339,425
                                                                                   ========                 ========

                          F & M NATIONAL CORPORATION
                           (Parent Corporation Only)

                             Statements of Income
       For Each of the Three Years in the Period Ended December 31, 2000

                                                                                          December 31,
                                                                     ----------------------------------------------------
                                                                       2000                   1999                  1998
                                                                     -------                -------               -------
                                                                                         (In Thousands)
Revenue
 Dividends from subsidiaries                                         $30,699                $37,373               $34,435
 Interest on other short-term investments                              1,104                    793                   361
 Interest and dividends on securities available for sale                 658                    484                   427
 Management fees from subsidiaries                                     3,052                  3,411                 3,179
 Rental income from subsidiaries                                         152                    150                   123
 Profits on securities available for sale                                 --                     19                   546
 Other revenue                                                           807                     26                     8
                                                                     -------                -------               -------
          Total revenue                                              $36,472                $42,256               $39,079
                                                                     -------                -------               -------

Expenses
 Salaries and employee benefits                                      $ 3,065                $ 3,277               $ 1,859
 Directors' fees                                                         168                    204                   205
 Taxes (other than income)                                                23                     16                    51
 Interest                                                                447                    448                   360
 Amortization of goodwill                                                 60                     60                    60
 Depreciation                                                            214                     79                    31
 Merger expenses                                                         229                    231                   226
 Other expenses                                                        1,196                  1,146                   824
                                                                     -------                -------               -------
          Total expenses                                             $ 5,402                $ 5,461               $ 3,616
                                                                     -------                -------               -------

          Income before income taxes and equity in
           undistributed net income of subsidiaries                  $31,070                $36,795               $35,463

Income Tax Expense (Benefit)                                             197                   (302)                  447
                                                                     -------                -------               -------

          Income before equity in undistributed
           net income of subsidiaries                                $30,873                $37,097               $35,016

Equity in Undistributed Net Income of Subsidiaries                    17,081                  5,905                 3,922
                                                                     -------                -------               -------

          Net income                                                 $47,954                $43,002               $38,938
                                                                     =======                =======               =======

                          F & M NATIONAL CORPORATION
                           (Parent Corporation Only)

                           Statements of Cash Flows
       For Each of the Three Years in the Period Ended December 31, 2000


                                                                                         December 31,
                                                                 -------------------------------------------------------
                                                                   2000                    1999                   1998
                                                                 --------                --------               --------
                                                                                        (In Thousands)
Cash Flows from Operating Activities
 Net income                                                      $ 47,954                $ 43,002               $ 38,938
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                       214                      79                     31
   Amortization                                                        60                      60                     60
   Deferred income taxes                                               (8)                    147                    276
   Discount accretion                                                  --                      (4)                    (4)
   Profits on securities available for sale                            --                     (19)                  (546)
   Undistributed net income of subsidiaries                       (17,081)                 (5,905)                (3,922)
   (Increase) decrease in other assets                              6,416                  (1,185)                 1,795
   Increase (decrease) in other liabilities                        (2,218)                  3,832                 (1,990)
                                                                 --------                --------               --------
          Net cash provided by operating activities              $ 35,337                $ 40,007               $ 34,638
                                                                 --------                --------               --------

Cash Flows From Investing Activities
 Increase in investment in subsidiaries                          $(17,500)               $    (62)              $ (1,600)
 Purchase of securities available for sale                         (1,106)                 (6,709)                (2,151)
 Proceeds from sale of securities available for sale                   --                     160                  1,557
 Proceeds from maturities of securities available
  for sale                                                             --                   5,000                     --
 (Increase) decrease in other short-term investments               12,619                  (7,680)               (16,675)
 Purchase of bank premises and equipment                              (88)                 (4,418)                   (28)
                                                                 --------                --------               --------
          Net cash used in investing activities                  $ (6,075)               $(13,709)              $(18,897)
                                                                 --------                --------               --------

Cash Flows From Financing Activities
 Increase in short-term borrowings                               $  2,061                $  1,858               $  3,265
 Net proceeds from issuance and sale of common stock                3,254                   3,588                  2,959
 Acquisition of common stock                                      (10,918)                (12,495)                (6,109)
 Cash paid in lieu of fractional shares                                --                    (106)                    --
 Dividends paid                                                   (23,661)                (19,142)               (15,856)
                                                                 --------                --------               --------
            Net cash used in financing activities                $(29,264)               $(26,297)              $(15,741)
                                                                 --------                --------               --------

                          F & M NATIONAL CORPORATION
                           (Parent Corporation Only)

                           Statements of Cash Flows
       For Each of the Three Years in the Period Ended December 31, 2000

                                                                        2000                    1999                      1998
                                                                       -----                  -------                   -------
                                                                                          (In Thousands)
       Increase (decrease) in cash and cash equivalents                $  (2)                 $     1                   $   --

Cash and Cash Equivalents
 Beginning                                                                 2                        1                        1
                                                                       -----                  -------                   ------

 Ending                                                                $  --                  $     2                   $    1
                                                                       =====                  =======                   ======

Supplemental Disclosures of Cash Flow Information,
 cash payments for interest                                            $ 447                  $   448                   $  360
                                                                       =====                  =======                   ======

Supplemental Schedule of Noncash Investing
 and Financing Activities
    Issuance of stock options under nonvariable
       compensatory plan                                               $ 943                  $ 1,003                   $1,529
                                                                       =====                  =======                   ======

 Issuance of common stock-3% stock dividend                            $  --                  $20,621                   $   --
                                                                       =====                  =======                   ======

 Unrealized gain (loss) on securities available for sale               $ 495                  $  (793)                  $1,045
                                                                       =====                  =======                   ======

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The following table provides certain information on each of the directors of the Company:

                                  Served as                         Principal Occupation
         Name (Age)             Director Since                     During Past Five Years
         ---------              --------------                     ----------------------
Frank Armstrong, III (64)            1985              Chairman, President and Chief Executive Officer
                                                       of National Fruit Product Company, Inc. (food
                                                       processor and distributor), Winchester, Virginia

Michael L. Bryan (49)                2001              Corporate Secretary and General Counsel of the
                                                       Company since January 1998; Secretary of F&M
                                                       Bank-Winchester since June 1999; Partner in the law
                                                       firm of Bryan & Coleman, P.C., Winchester, Virginia,
                                                       from February 1995 to January 1998

William H. Clement (73)              1988              Vice Chairman, Hidden Creek Industries, Inc. (a
                                                       private real estate investment company), Winchester,
                                                       Virginia; Retired in 1995 as Chairman of the Board
                                                       of Automotive Industries, Inc. and Vice Chairman of
                                                       the Board of Automotive Industries Holding, Inc.
                                                       (automobile parts manufacturer), Strasburg, Virginia

Charles E. Curtis (62)               1998              Vice Chairman and Chief Administrative Office of the
                                                       Company and Vice Chairman of F&M Bank-Winchester
                                                       since January 1998; President and Chief Executive
                                                       Officer of F&M Bank-Northern Virginia (Fairfax Bank
                                                       & Trust Company until August 1996) from July 1985
                                                       through December 1997

W. M. Feltner (81)                   1970              Chairman of the Board of the Company since January
                                                       1970.  Chief Executive Officer of the Company from
                                                       January 1970 to May 2000 and President of the
                                                       Company from January 1970 to December 1997

William R. Harris (72)               1986              Chairman of the Board of Harris Heating & Plumbing,
                                                       Inc., Richmond, Virginia; Chairman of the Board, F&M
                                                       Bank-Richmond

L. David Horner, III (66)            1986              Chairman of the Board of Horner Properties, Inc.
                                                       (real estate developer), Stuart, Florida

Jack R. Huyett (68)                  1990              Retired President, Chief Administrative Officer and
                                                       Vice Chairman of the Board of F&M National
                                                       Corporation

J. D. Shockey, Jr. (58)              1970              Chief Executive Officer of The Shockey Companies,
                                                       Inc. (general construction contractor), Winchester,
                                                       Virginia

Ronald W. Tydings (61)               1996              Attorney, Fairfax, Virginia; Chairman of the Board,
                                                       F&M Bank-Northern Virginia

Alfred B. Whitt (62)                 1998              Vice Chairman, President and Chief Financial Officer
                                                       of the Company since January 1998 and Chief
                                                       Executive Officer of the Company since May 2000;
                                                       Senior Vice President, Senior Financial Officer and
                                                       Secretary of the Company and F&M Bank-Winchester
                                                       from July 1991 through December 1997; Chairman of
                                                       F&M Bank-Winchester since June 1999 and Vice
                                                       Chairman and Secretary to the Board of F&M
                                                       Bank-Winchester since January 1998

Executive Officers who are not Directors

     The following table provides certain information on each of the executive officers of the Company who are not directors of the Company:

                                   Served as                        Principal Occupation
         Name (Age)             an Officer Since                   During Past Five Years
         ---------              ----------------                   ----------------------
F. Dixon Whitworth, Jr. (56)          1985             Executive Vice President of the Company since
                                                       November 1985; President of F&M Trust Company since
                                                       January 1998

Betty H. Carroll (63)                 1987             Senior Vice President of the Company since May 1987;
                                                       President, Chief Executive Officer of F&M
                                                       Bank-Winchester since December 1988 and Vice
                                                       Chairman of F&M Bank-Winchester since 1999

Barbara H. Ward (55)                  1983             Treasurer of the Company since May 1983; Senior Vice
                                                       President of F&M Bank-Winchester since March 1992

          Other than Betty H. Carroll and Barbara H. Ward, who are sisters, there are no family relationships among any of the directors or among any directors and any executive officer. None of the directors currently serves as a director of any other publicly held companies.

Section 16(a) Beneficial Ownership Reporting Compliance

          Pursuant to Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Company's stock. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, insiders of the Company complied with all filing requirements during 2000

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Information

     The table below sets forth certain information concerning the annual and long-term compensation earned by the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively, the "named officers") for each of the past three years.

                          Summary Compensation Table

                                                                                        Long-Term
                                                                                      Compensation
                                                                                      ------------
                                                     Annual Compensation(1)            Securities
          Name and                                   ----------------------            Underlying             All Other
     Principal Position            Year         Salary(2)              Bonus           Options(3)           Compensation(4)
     ------------------            ----         ---------              -----           ----------           ---------------
W. M. Feltner (5)                   2000          $609,300             $250,000            20,000                $ 10,375
  Chairman of the Board/            1999           609,150              250,000            20,000                  10,223
  Former Chief Executive            1998           608,700              225,000            20,000                  10,500
  Officer

Alfred B. Whitt                     2000          $349,300             $200,000            10,000                $ 10,375
  Vice Chairman, President          1999           259,150              100,000            10,000                  10,223
  and Chief Executive Officer       1998           218,700               85,000            10,000                  10,500

Betty H. Carroll                    2000          $275,000             $ 90,000            10,000                $ 10,375
  Senior Vice President;            1999           270,000               87,500            10,000                  10,223
  President/CEO, F&M                1998           260,000               85,000            10,000                  10,500
  Bank-Winchester

Charles E. Curtis                   2000          $234,300             $100,000            10,000                $ 10,375
  Vice Chairman/Chief               1999           219,150               80,000            10,000                  10,223
  Administrative Officer            1998           208,700               75,000            10,000                  10,500

F. Dixon Whitworth, Jr.             2000          $185,000             $ 65,000             5,000                $ 10,375
  Executive Vice President;         1999           175,000               60,000             5,000                  10,187
  President, F&M Trust              1998           165,000               50,000             5,000                  10,475
  Company

_________________________
(1) Each named officer received certain perquisites and other personal benefits, the amounts of which are not shown because the aggregate amount of such compensation during the year did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.
(2)  Includes directors' fees.
(3) The Company's stock option plan does not permit grants of restricted stock, and this plan is the Company's only stock-based long-term compensation plan currently in effect.
(4) These amounts represent Company contributions allocated under the Company's 401(k) Retirement Plan and the Company's Employee Stock Ownership Plan, respectively, to the Named Officers for 2000 in the following amounts: W.
     M. Feltner, $1,875 and $8,500; Alfred B. Whitt, $1,875 and $8,500; Betty H.

     Carroll, $1,875 and $8,500; Charles E. Curtis, $1,875 and $8,500; and F. Dixon Whitworth, Jr., $1,875 and $8,500.

(5)  Mr. Feltner retired as Chief Executive Officer in June 2000.

Stock Option Grants in 2000

     The Company's stock option plan provides for the granting of both incentive and non-qualified stock options to executive officers and key employees of the Company and its subsidiaries. While the option price of incentive options may not be less than the fair market value of the stock at the date of grant, non-qualified options may be granted at prices less than the fair market value of the common stock on the date of grant, but in no event at an exercise price less than one-half of the market price on the date of grant.

     The following table provides certain information concerning non-qualified stock options granted during 2000 to the named officers. No stock appreciation rights may be granted under the Company's stock option plan.

                                                             Individual Grants
                                    -----------------------------------------------------------------
                                             Percent of
                           Number of           Total
                            Shares            Options        Exercise      Market                            Black-
                          Underlying        Granted to        Price        Price                             Scholes
                            Options          Employees         Per        on Grant        Expiration       Grant Date
       Name               Granted(1)          in 2000         Share         Date             Date          Value(2)(3)
       ----                ---------          -------         -----         ----             ----          -----------
W. M. Feltner               20,000               29.2%         $13.79       $27.56           1/03/10          $378,200
Alfred B. Whitt             10,000               14.6           13.79        27.56           1/03/10           189,100
Betty H. Carroll            10,000               14.6           13.79        27.56           1/03/10           189,100
Charles E. Curtis           10,000               14.6           13.79        27.56           1/03/10           189,100
F.D. Whitworth Jr.           5,000                7.3           13.79        27.56           1/03/10            94,550

_________________________
(1) The stock options granted during 2000 to the named officers were granted on January 3, 2000, and first became exercisable on that date.
(2) The values shown reflect standard application of the Black-Scholes pricing model using (i) 60-month volatility (23.1%) and daily stock prices for the five years prior to grant date, (ii) an option term of ten years, (iii) an interest rate that corresponds to the U.S. Treasury rate with a ten-year maturity (5.3%), and (iv) dividends at the average annualized rate in place on the date of grant $1.00. The Black-Scholes option pricing model is a commonly utilized model for valuing options. The model assumes that the possibilities of future stock returns (dividends plus share price appreciation) resemble a normal "bell-shaped" curve.
(3)  No allowance has been made for income taxes that will be due upon exercise.

Stock Option Exercises in 2000 and Year-End Option Values

     The following table shows certain information with respect to the stock options exercised during 2000 and the number and value of unexercised options held at year end by the named officers.

                                                                       Number of                   Value of
                               Number of                           Shares Underlying              Unexercised
                                Shares                                Unexercised                 In-the-Money
                               Acquired            Value              Options at                   Options at
         Name                 on Exercise       Realized (1)     December 31, 2000 (2)         December 31, 2000(3)
         ----                 -----------       ------------     ---------------------         -------------------
W. M. Feltner                  20,000             $216,700                  -0-                     $     -0-
Alfred B. Whitt                     0                  ---               59,053                       821,410
Betty H. Carroll                    0                  ---               59,053                       821,410
Charles E. Curtis                   0                  ---               32,145                       364,404
F. Dixon Whitworth, Jr.             0                  ---               25,110                       331,890

______________________________
(1) Market value of underlying shares on the date of exercise, minus the option exercise price.
(2) All the stock options shown for each named officer are currently exercisable.
(3) Values are calculated by subtracting the exercise price from the fair market value of the stock at December 31, 2000.

Employment Arrangements

     The Company has employment agreements with certain executive officers, including Mrs. Carroll and Messrs. Curtis, Whitt, Whitworth, and 27 senior officers that become effective upon a change in control of the Company. In the case of the named officers, with the exception of Mr. Feltner, the Company or its successor agrees to continue these officers in its employ for a term of three years after the date of a change in control. During the contract term, these officers will retain commensurate authority and responsibilities and compensation benefits. They will receive base salaries at least equal to the immediate prior year and bonuses at least equal to the annual bonus paid prior to the change in control. If the officer's employment is terminated during the three year period following a change in control other than for cause or disability as defined in the agreement, or if the officer should terminate employment because a material term of the contract is breached by the Company, the officer will be entitled to a lump sum payment, in cash, within thirty days after the date of termination. This lump sum will be equal to 2.99 times the sum of the officer's base salary, annual bonus, and equivalent benefits for Mrs. Carroll and Messrs. Curtis, Whitt, and Whitworth, and 1.0 to 1.5 times the sum of the other senior officers' base salaries, annual bonuses, and equivalent benefits.

     The Company entered into an employment agreement with Mr. Feltner effective for a three-year period beginning January 1, 2001, which provides for an annual salary of $500,000. The agreement also provides that Mr. Feltner is entitled to participate in the Company's savings, retirement and insurance plans.

Directors' Fees

     During 2000, each director received $650 for each Board meeting attended. In addition, each non-employee director received an annual retainer of $8,000. Board members were not compensated for committee meetings attended, except those members of the Audit Committee and the Human Resources Committee who received $250 for each committee meeting attended. Directors also received $1,500 annually to cover travel, lodging, and related expenses incurred in attending Board and committee meetings.

Human Resources Committee Report on Executive Compensation

     General. The Human Resources Committee of the Board of Directors of the Company (the "Committee") has furnished the following report on executive compensation:

     The Committee has implemented compensation policies and plans which seek to enhance the profitability of the Company and, thus, shareholder value. In furtherance of these goals, the policies and plans are designed to provide competitive levels of compensation that rely on annual and long-term incentive compensation to attract and retain corporate officers and other key employees of outstanding abilities and to motivate them to perform to the full extent of their abilities. Both types of incentive compensation are variable and closely tied to corporate and individual performance in a manner that encourages a continuing focus on building profitability and shareholder value.

     In its review of management performance and compensation, the Committee has taken into account management's consistent commitment to the long-term success of the Company. Based on its evaluation of these factors, the Committee believes that the senior management of the Company is dedicated to achieving significant improvements in long-term financial performance and that the compensation policies and plans the Committee has implemented and administered have contributed to achieving this management focus.

     Compensation for each of the named officers, as well as other senior executives, consists of a base salary and annual and long-term incentive compensation. The Committee fixes base salaries at levels that are competitive or somewhat below the competitive amounts paid to senior executives with comparable qualifications, experience, and responsibilities, after comparing salary ranges of other bank holding companies and other large locally headquartered companies. The annual incentive compensation is approved as a percentage of the net income of the Company. The long-term incentive compensation is closely tied to the Company's success in achieving significant financial performance goals. The Committee considers the total compensation (earned or potentially available) of each of the named officers and the other senior executives in establishing each element of compensation.

     During the fourth quarter of each year, the Chief Executive Officer submits to the Committee the annual salaries for the past three years for the Company's senior executives (other than the Chief Executive Officer), and the Committee reviews the salaries and responsibilities of the officers, and makes any modifications it deems appropriate. Salary proposals are developed by the Company's

Chief Executive Officer based on industry peer groups, surveys, and performance judgments as to the past and expected future contributions of the individual senior executives.

     In addition to internal measurements and goals, the Committee considers return on average assets (ROAA) and growth in total assets when evaluating the performance of executive officers. ROAA is a measure used in the industry to compare the profitability of banking companies. For the period ending September 30, 2000, the Company's ROAA was 1.45%, compared to 1.21% for its 152 Peer Group Banks (152 financial institutions, like the Company, between $3 billion and $10 billion in asset size, as supplied by the Federal Reserve Board's Division of Banking).

     CEO Compensation. The Committee reviews and fixes the base salary of the Chief Executive Officer based on similar competitive compensation data similar to senior executives and the Committee's assessment of his past performance and its expectation as to his future contributions in leading the Company.

     No salary increase was recommended for 1998, 1999, or 2000 for Mr. Feltner. Director compensation increased in 1998, 1999, and 2000 by $900, $450, and $150, respectively.

     Mr. Whitt assumed the position of President and Chief Executive Officer on May 1, 2000, and his salary was adjusted to $400,000 (on an annual basis) as of that date. In making the salary adjustment, the Committee reviewed 11 peer group banks and considered, among other things, that the Company ranked third in earnings and third in return on assets among the peer group. Mr. Whitt's salary, after the adjustment, ranks fifth among the salaries of the other chief executive officers of the peer group banks.

     Annual Incentives. The Incentive Compensation Plan stresses rewards for achievement of goals set each year. Financial goals include operating earnings and return on shareholders' equity. The formula for 2000 adopted by the Board of Directors was as follows: 12% of net income in excess of 10% return on equity capital, plus 6% of net income in excess of 11.5% return on equity capital. At the end of each year, this formula defines the total fund available for distribution as bonuses.

     The Committee distributes the incentive fund to eligible employees based on the Committee's subjective evaluation of individual performance and contribution to the Company and recommendations by certain senior officers.

     In determining the awards for 2000 from the incentive fund to other eligible employees, including other named officers other than the Chief Executive Officer, the Committee reviewed with the Chief Executive Officer recommendations based on individual performance, as well as its evaluation of factors substantially comparable to those considered in establishing the award for the Chief Executive Officer.

     In determining the Chief Executive Officer's award for 2000, in addition to the factors discussed above, the Committee considered its evaluation of the Company's performance and the state of the economy in the Company's service area. The growth of the Company for the nine months ending September 30, 2000, was 20.7% or $605,958,000. Net income growth was 14.7% for the same time period. It considered these factors both on an absolute basis and relative to the performance of the Company's peers.

     Stock Incentives. The Committee considered the desirability of granting awards under the Company's stock option plan, which provides the Committee the flexibility to grant longer-term incentives in stock options. The Committee believes that its past grant of options has successfully focused the Company's senior management on building profitability and shareholder value. Stock options granted in 2000 are reflected in the table, "Stock Option Grants in 2000."

     The awards were based, among other things, on a review of competitive compensation data from selected peer companies and information on their total compensation as well as the Committee's evaluation of their past and expected future contributions to the Company's achievement of its long-term goals. Like other compensation decisions, the Committee does not use a formula or weight specific factors in recommending stock options awards, but rather relies on its own subjective evaluation.

                         Respectfully submitted:

                         William H. Clement
                         J.D. Shockey, Jr.
                         Jack R. Huyett

Compensation Committee Interlocks and Insider Participation

     During 2000 and up to the present time, there were transactions between certain of the Company's banking subsidiaries and certain members of the Human Resources Committee, or their associates, all consisting of extensions of credit by the banks in the ordinary course of business. Each transaction was made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with the general public. In the opinion of management, none of the transactions involve more than the normal risk of collectibility or present other unfavorable features.

     None of the members of the Human Resources Committee has served as an officer or employee of the Company or any of its affiliates during 2000, 1999 or 1998.

Shareholder Return

     The Company is subject to the rules of the Securities and Exchange Commission (the "SEC") that require all public companies to present a graph of total investment return in their annual proxy statements. The rules require a line graph which compares the Company's five-year cumulative shareholder return on its common stock with the Standard's & Poor's 500 Stock Index and either a published industry index or an index of peer companies selected by the Company. The graph below presents a comparison of the Company's performance with the S&P 500 Stock Index and the SNL Securities $1 to $5 Billion Bank Asset-Size Index, assuming that investments of $100 were made on December 31, 1995, and that dividends were reinvested. SNL Securities, based in Charlottesville,

Virginia, is a research and publishing firm specializing in the collection and dissemination of data on the financial services industry.


             Comparison of Five Year Cumulative Total Return Among
               F&M National Corporation, the S&P 500 Stock Index
                   and the SNL $1B-$5B Bank Asset-Size Index



                                 (graph appears here)




                                      1995           1996          1997          1998          1999           2000
                                     ------         ------        ------        ------        ------         ------
F&M National Corporation             100.00         111.01        183.44        163.74        160.25         158.16
S&P 500 Stock Index                  100.00         122.86        163.86        210.64        254.97         231.74
SNL $1B-$5B Bank Asset-Size Index    100.00         129.63        216.19        215.69        198.23         224.95

ITEM 12.   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of February 28, 2001, certain information with respect to the beneficial ownership of the Company's common stock held by each director and each named officer and by the directors and all executive officers as a group.

     As of February 28, 2001, no person beneficially owned 5% or more of the Company's common stock. As of that date, no director or named officer beneficially owned 1% or more of the Company's common stock. The directors and all executive officers as a group beneficially owned 4.82% of the outstanding shares of common stock as of February 28, 2001.


                                                                                        Stock
                Name                                                                 Ownership (1)
                ----                                                                 -------------
          Frank Armstrong, III...........................................              20,482  (2)
          Michael L. Bryan...............................................              14,349
          William H. Clement.............................................              93,287  (2)
          Charles E. Curtis..............................................             206,869  (3)
          W. M. Feltner..................................................             129,150  (2)(3)
          William R. Harris..............................................             112,132
          L. David Horner, III...........................................             100,314
          Jack R. Huyett.................................................             101,478  (2)
          J. D. Shockey, Jr..............................................              38,006  (2)
          Ronald W. Tydings..............................................             176,249
          Alfred B. Whitt................................................             138,306  (3)
          Betty H. Carroll...............................................             153,482  (3)
          F. Dixon Whitworth, Jr.........................................              76,873  (3)
          All Directors & Executive Officers as a Group..................           1,367,700

___________________

(1) Includes shares held by affiliated corporations, spouses and minor children, and shares held jointly with spouses or as custodians or trustees for children and others.
(2) Does not include shares held in trust accounts for the directors as follows: Mr. Armstrong, 1,550 shares; Mr. Clement, 1,966 shares; Mr. Feltner, 61,577 shares; Mr. Huyett, 1,543 shares; and Mr. Shockey, 1,713 shares. The named directors do not possess voting or investment power with respect to such shares.
(3) Includes: 3,050 shares issuable to Mr. Bryan; 42,145 shares issuable to Mr. Curtis; 69,053 shares issuable to Mr. Whitt; 69,053 shares issuable to Mrs. Carroll; and 30,110 shares issuable to Mr. Whitworth under the Company's stock option plans.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 2000, the Company's banking subsidiaries extended credit to directors and officers of the Company and its subsidiaries. All such loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collectibility or present unfavorable features.

     The banking subsidiaries of the Company, pursuant to the Company's employee loan policy, make individual general purpose loans on a nondiscriminatory basis to employees of subsidiaries at interest rates below those for comparable transactions with other persons. The banking subsidiaries are prohibited from making loans, with the exception of residential mortgages and educational loans, to executive officers in excess of certain dollar limits fixed by banking laws.

     J. D. Shockey, Jr., a director of the Company and F&M Bank-Winchester, performed work for F&M Bank-Winchester during 2000 in connection with the renovation of the bank's main lobby and the Miller Hardware Building, which were under contract with Shockey Industries, Inc. Ronald W. Tydings, a director of the Company, is also Chairman of the Board of F&M Bank-Northern Virginia, a subsidiary of the Company. Mr. Tydings serves as legal counsel for that bank.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are included in Part II of this report:

1.   Financial Statements

     F&M National Corporation and Subsidiaries:
       Consolidated Balance Sheets at December 31, 2000 and 1999 Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998
       Consolidated Statements of Changes in Shareholders'
         Equity for years ended December 31, 2000, 1999 and 1998 Consolidated Statements in Cash Flows for the years ended December 31, 2000, 1999 and 1998
       Notes to Consolidated Financial Statements
       Report of Independent Certified Public Accountants

2.   Financial Statement Schedules

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.   Exhibits.

     (3)
            (i) Registrant's Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registration Statement #33-45717).

            (ii)  Registrant's Bylaws.

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

          (vi) Employment Agreement entered into by W.M. Feltner and the Registrant.

     (11) Statement re computation of per share earnings. (See Note 12 of the notes to consolidated financial statements included in this report in
          Part II, Item 8.)

     (21) Subsidiaries of the Registrant (filed herewith).

     (23) Consent of Yount, Hyde & Barbour, P. C., Certified Public Accountants (filed herewith).

(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of March, 2001:

                                   F&M NATIONAL CORPORATION
                                   Winchester, Virginia

                                   /s/ W. M. Feltner
                                   ------------------
                                   W. M. Feltner, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 14th day of March, 2001:


SIGNATURE                               TITLE
---------                               -----


/s/ W. M. Feltner                       Chairman of the Board,
---------------------------------       Director
W. M. FELTNER


/s/ Alfred B. Whitt                     Vice Chairman, President, Chief
---------------------------------       Executive Officer, Director
ALFRED B. WHITT


/s/  Charles E. Curtis                  Vice Chairman, Chief Administrative
---------------------------------       Officer, Director
CHARLES E. CURTIS


/s/ Frank Armstrong, III
---------------------------------
FRANK ARMSTRONG, III                    Director


/s/ Michael L. Bryan
---------------------------------
MICHAEL L. BRYAN                        Director, Secretary


/s/ William H. Clement
---------------------------------
WILLIAM H. CLEMENT                     Director

/s/ William R. Harris
---------------------------------
WILLIAM R. HARRIS                      Director


/s/ L. David Horner, III
---------------------------------
L. DAVID HORNER, III                   Director


/s/ Jack R. Huyett
---------------------------------
JACK R. HUYETT                         Director


/s/ J. D. Shockey, Jr.
---------------------------------
J. D. SHOCKEY, JR.                     Director


/s/ Ronald W. Tydings
---------------------------------
RONALD W. TYDINGS                      Director