Form 10-Q
period 2001-03-31
F&M NATIONAL CORP
filed 2001-05-14
CIK 34125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2001                     Commission File No. 1-11405


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


Indicate by check mark  whether the  registrant  (l) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of May 11, 2001, there were 28,454,691 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (000 OMITTED)

                                                                         (Unaudited)
                                                                        March 31, 2001        December 31, 2000
                                                                        --------------        -----------------
Assets:
  Cash and due from banks                                                $   149,879            $   157,148
  Interest-bearing deposits in other banks                                     2,254                  1,926
  Securities-held to maturity (market value
    March 31, 2001-$432,339;
    December 31, 2000-$534,492)                                              423,995                533,524
  Securities-available for sale (market value)                               678,182                733,793

  Federal funds sold and securities
   purchased under agreements to resell                                      302,000                 81,071

  Loans held for sale                                                         83,127                 59,414
  Loans                                                                    2,309,433              2,241,187
    Unearned income                                                           (3,743)                (4,107)
                                                                         -----------            -----------
     Loans (net of unearned income)                                        2,388,817              2,296,494
    Allowance for loan losses                                                (27,911)               (27,508)
                                                                         -----------            -----------
     Net loans                                                             2,360,906              2,268,986

  Bank premises and equipment, net                                           104,553                 98,283
  Other assets                                                               114,826                101,960
                                                                         -----------            -----------

     Total assets                                                        $ 4,136,595            $ 3,976,691
                                                                         ===========            ===========

Liabilities and Shareholders' Equity:

Liabilities:
  Deposits
    Non-interest bearing                                                 $   751,712            $   701,252
    Interest bearing                                                       2,721,850              2,645,135
                                                                         -----------            -----------
     Total deposits                                                        3,473,562              3,346,387

  Federal funds purchased and securities
   sold under agreements to repurchase                                       166,573                163,972

  Other short-term borrowings                                                 14,425                 25,648
  Long-term debt                                                              20,110                 20,912
  Other liabilities                                                           46,407                 33,797
                                                                         -----------            -----------
    Total liabilities                                                      3,721,077              3,590,716

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (000 OMITTED)
                                                                      (Unaudited)
                                                                     March 31, 2001            December 31, 2000
                                                                     --------------            -----------------
Shareholders' Equity
Preferred stock, no par value:
  (Authorized 5,000,000 shares,
  no shares outstanding)                                                      --                           --

Common stock par value $2.00 per
  share, authorized 30,900,000 shares:
  issued March 31, 2001-28,444,307
  shares; issued December 31,
  2000-27,759,393 shares                                                  56,889                        5,519

Capital surplus                                                          116,358                      102,126
Retained earnings                                                        231,325                      224,258
Accumulated other
 comprehensive income                                                     10,946                        4,072
                                                                     -----------                    ---------

     Total shareholders' equity                                          415,518                      385,975
                                                                     -----------                    ---------

Total liabilities and
shareholders' equity                                                 $ 4,136,595                    3,976,691
                                                                     ===========                    =========





See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

                                                                                (Unaudited)
                                                                         For the Three Months Ended
                                                                      March 31,                March 31,
                                                                         2001                    2000
                                                                         ----                    ----
Interest Income:
  Interest and fees on loans                                           $49,661                 $45,542

  Securities held to maturity:
    Taxable interest income                                              7,622                   6,761
    Interest income exempt from
     federal income taxes                                                  457                     398
  Securities available for sale:
    Taxable interest income                                             11,212                   7,880
    Interest income exempt from
     federal income taxes                                                   71                     314
    Dividend income                                                        395                     344
                                                                       -------                 -------
      Total security interest income19,757                              15,697

  Interest on federal funds sold and securities
   purchased under agreements to resell                                  1,709                   1,925
  Interest on deposits in banks                                             18                      17
                                                                       -------                 -------
      Total interest income                                             71,145                  63,181
                                                                       -------                 -------

  Interest Expense:
    Interest on deposits                                                29,222                  23,823
    Interest on short-term borrowings                                    2,047                   1,220
    Interest on long-term debt                                             317                     394
                                                                       -------                 -------
      Total interest expense                                            31,586                  25,437
                                                                       -------                 -------

        Net interest income                                             39,559                  37,744

  Provision for loan losses                                                994                     833
    Net interest income after
     provision for loan losses                                          38,565                  36,911

  Other Income:
    Commissions and fees from fiduciary activities                         935                     786
    Service charges on deposit accounts                                  5,123                   4,269
    Credit card fees                                                     1,194                   1,177
    Fees for other customer services                                     5,378                   2,713
    Insurance commissions                                                2,791                   2,339
    Other operating income                                               1,577                     780
    Profits on securities available for sale                               690                    --
                                                                       -------                 -------
      Total other income                                                17,688                  12,064

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)


                                                          (Unaudited)
                                                   For the Three Months Ended
                                                    March 31,         March 31,
                                                      2001              2001
                                                      ----              ----

Other Expenses:
Salaries and employees' benefits                      19,867           17,436
Net occupancy expense of premises                      2,967            2,793
Furniture and equipment expense                        2,614            2,488
Credit card expense                                      881              851
Other operating expense                                8,188            6,960
                                                   ---------        ---------
Total other expense                                   34,517           30,528
                                                   ---------        ---------
Income before income taxes                            21,736           18,447
Income tax expense                                     7,559            6,250
                                                   ---------        ---------

Net income                                         $  14,177        $  12,197
                                                   =========        =========

Average shares:
Basic                                                 28,195           28,075
Assuming dilution                                     28,451           28,285

Earnings per common share:
 Basic                                             $    0.50        $    0.43

 Assuming dilution                                 $    0.50        $    0.43

 Dividends per share                               $    0.25        $    0.23




See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED  STATEMENTS OF CHANGES IN
SHAREHOLDERS'  EQUITY FOR THE THREE  MONTHS  ENDED  MARCH 31, 2001 AND 2000 (000
OMITTED)
                                                                             Accumulated
                                                                             Other
                               Common         Capital         Retained       Comprehensive       Comprehensive
                                Stock         Surplus         Earnings       Income (Loss)       Income              Total
                                -----         -------         --------       -------------       -------------       -----

Balances - January 1, 2000    $ 56,106       $ 108,453       $ 198,898           $(12,737)                          $350,720

Comprehensive Income:
  Net income                                                    12,197                              $ 12,197          12,197
Other comprehensive
  income-net of tax:
Unrealized loss on
  available for sale
  securities                                                                                             343

Reclassification
  adjustment for gains
  realized in net income                                                                                 - -
                                                                                                    --------

Other comprehensive income,
  net of tax                                                                          343                343             343
                                                                                                    --------
Total comprehensive income                                                                          $ 12,540
                                                                                                    ========

Cash dividends                                                  (6,315)                                               (6,315)
Acquisition of common stock      (294)          (3,158)                                                               (3,452)
Issuance of stock-benefit plans   281            3,666                                                                 3,947
                              --------        --------        --------         ----------                           --------

Balances - March 31, 2000     $ 56,093        $108,961        $204,780         $  (12,394)                          $357,440
                              ========        ========        ========         ==========                           ========


See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES-CONSOLIDATED  STATEMENTS OF CHANGES IN
SHAREHOLDERS'  EQUITY FOR THE THREE  MONTHS  ENDED  MARCH 31, 2001 AND 2000 (000
OMITTED)
                                                                             Accumulated
                                                                             Other
                               Common         Capital         Retained       Comprehensive       Comprehensive
                                Stock         Surplus         Earnings       (Loss)              Income              Total
                                -----         -------         --------       -------------       -------------       -----

Balances - January 1, 2001    $ 55,519       $ 102,126       $ 224,258           $   4,072                          $ 385,975

Comprehensive Income:
  Net income                                                    14,177                              $ 14,177           14,177

Other comprehensive
  income net of tax:
Unrealized gain on
  available for sale
  securities                                                                                           7,323

Reclassification
  adjustment for gains
  realized in net income                                                                               (449)
                                                                                                    -------

Other comprehensive income,
  net of tax                                                                         6,874             6,874            6,874
                                                                                                    --------
Total comprehensive income                                                                          $ 21,051
                                                                                                    ========

Cash dividends                                                 ( 7,110)                                                (7,110)
Purchase of Community Bank       1,090          11,626                                                                 12,716
Issuance of stock-benefit plans    280           2,606                                                                  2,886
                               -------        --------        --------             -------                           --------

Balances - March 31, 2001      $56,889        $116,358        $231,325             $10,946                           $415,518
                               =======        ========        ========             =======                           ========



See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)


                                                                                        For the Three Months Ended
                                                                                March 31, 2001            March 31, 2000
                                                                                --------------            --------------
                                                                                 (Unaudited)                (Unaudited)
Cash Flows From Operating Activities
Net income                                                                          $  14,177                    12,197
    Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                      2,771                     2,275
     Provision for loan losses                                                            994                       833
     Profit on securities available for sale                                              690                        --
     Increase in other assets                                                          (9,619)                   (2,208)
     Increase in other liabilities                                                     12,010                     4,133
                                                                                    ---------                    ------
     Net cash provided by operating activities                                         21,023                    17,230

Cash Flows From Investing Activities
    Increase in interest-bearing deposits in other banks                                 (328)                      (36)
    Proceeds from maturities and calls
     of available for sale securities                                                 134,099                    10,320
    Purchase of securities available for sale                                         (55,854)                  (34,307)
    Proceeds from maturities of investment securities                                 123,195                    16,577
    Purchase of investment securities                                                    (300)                 ( 18,979)
    Increase in federal funds sold and
     securities purchased under agreements to resell                                 (220,929)                  (37,574)
    Net increase in loans                                                             (51,313)                  (41,549)
    Purchases of bank premises and equipment                                           (4,935)                   (2,160)
    Proceeds from sale of other real estate owned                                         441                     1,044
    Cash acquired in acquisition of subsidiary                                          4,125                        --
                                                                                    ---------                    ------
 Net cash used in investing activities                                                (71,799)                 (106,664)

Cash Flows From Financing Activities
    Net increase in noninterest-bearing and
     interest-bearing demand deposits and savings accounts                             42,199                    45,832
    Net increase in certificates of deposit                                            23,063                    44,372
    Dividends paid                                                                     (7,110)                   (6,315)
    Decrease in other short-term borrowings                                           (15,446)                   (4,242)
    Decrease in long-term debt                                                           (802)                     (801)
    Acquisition of common stock                                                            --                     3,452)
    Net proceeds from issuance of common stock                                          1,603                     3,004
                                                                                    ---------                    ------

F&M NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000 Omitted)

                                                                          For the Three Months Ended
                                                                   March 31, 2001            March 31, 2000
                                                                   --------------            --------------
                                                                    (Unaudited)               (Unaudited)
Net cash provided by financing activities                                 43,507                    78,398
                                                                     -----------               -----------

     Decrease in cash and cash equivalents                                (7,269)                  (11,036)

Cash and Cash Equivalents
    Beginning                                                        $   157,148               $   145,119
                                                                     -----------               -----------

    Ending                                                           $   149,879               $   134,083
                                                                     ===========               = =========


Supplemental Disclosures of Cash Flows Information
    Cash payments for:
     Interest paid to depositors                                          28,222                    24,699
     Interest paid on other short-term borrowings                          2,047                     1,199
                                                                     -----------               -----------

                                                                     $    30,269               $    25,898
                                                                     ===========               ===========

     Income taxes                                                    $       131               $     1,180

Supplemental Schedule of Noncash Investing and
Financing Activities
    Issuance of stock options under nonvariable compensatory plan:
     2001 - 51,750 shares;
     2000 - 68,500 shares                                            $     1,282               $       943
                                                                     ===========               -----------

    Loan balances transferred to foreclosed properties               $     1,283               $       754
                                                                     ===========               -----------

    Market value adjustment available for sale securities            $    10,651               $       531
                                                                     ===========               -----------

    Net assets acquired in acquisition of subsidiary                 $     8,543               $        --
                                                                     ===========               ===========


See Accompanying Notes to Consolidated Financial Statements

F&M NATIONAL CORPORATION AND SUBSIDIARIES / NOTES TO CONSOLIDATED FINANCIAL STATEMENTS / MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and December 31, 2000, and the results of operations and changes in cash flows for the three months ended March 31, 2001 and 2000. The statements should be read in conjunction with the Consolidated Notes to Financial Statements included in F&M's Form 10-K for the year ended December 31, 2000.

     The amounts previously reported for the periods presented have been retroactively restated to reflect the acquisition of F&M Bank-Atlantic on February 26, 2001. The transaction was accounted for under the pooling of interests method.

2. The results of operations for the three-month periods ended March 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

3. On January 24, 2001, BB&T Corporation ("BB&T") announced plans to acquire F&M in a transaction valued at $1.17 billion, based on the fixed exchange ratio of 1.09 shares of BB&T common stock for each share of F&M common stock and the market price of BB&T common stock on January 23, 2001. The transaction, approved by the boards of directors of both companies, was valued at $40.67 for each F&M share based on BB&T's closing price of $37.31 on January 23, 2001. The transaction will be accounted for as a pooling-of-interests. The merger, which is subject to approval of F&M stockholders and banking regulators, is expected to be completed in the third quarter 2001.

4. F&M National Corporation's ("F&M" or the "Corporation") amortized cost and market value of securities being held to maturity as of March 31, 2001, are as follows:

                                                   March 31, 2001 (000 omitted)
                                                        Gross              Gross
                                       Amortized      Unrealized         Unrealized           Market
                                          Cost          Gains             (Losses)             Value
                                        --------       -------            ----- --            --------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies              $397,115        $7,869            $  (  79)           $404,905
Obligations of states and
 political subdivisions                   26,123           542                  (9)             26,656
Corporate securities                         757            21                  --                 778
                                        --------       -------            ----- --            --------
                                        $423,995       $ 8,432            $   ( 88)           $432,339
                                        ========       =======            ========            ========

     F&M's  amortized cost and market value of the available for sale securities as of March 31, 2001, are as follows:
                                               March 31, 2001 (000 omitted)
                                                        Gross              Gross
                                        Amortized    Unrealized          Unrealized           Market
                                          Cost          Gains             (Losses)             Value
                                        --------       -------            ----- --            --------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies               $518,953       $15,027            $   (274)           $533,706
Obligations of states and political
 subdivisions                              50,755         1,007                 (42)             51,720
Other                                      92,839         1,183              (1,266)             92,756
                                         --------       -------            ----- --            --------

                                         $662,547       $17,217             $(1,582)           $678,182
                                         ========       =======             =======            ========


5.    F&M's loan portfolio is composed of the following:
                                                       March 31, 2001            December 31, 2000
                                                       --------------            -----------------
                                                                      (000 Omitted)

         Loans - held for sale                             $    83,127                 $    59,414
         Commercial, financial and agricultural                353,770                     306,809
         Real estate-construction                              145,694                     138,867
         Real estate-mortgage                                1,495,635                   1,438,418
         Consumer loans to individuals                         314,334                     357,093
                                                           -----------                 -----------
           Total loans                                       2,392,560                   2,300,601
         Less:  Unearned income                                 (3,743)                     (4,107)
            Allowance for loan losses                          (27,911)                    (27,508)
                                                           -----------                 -----------
         Loans, net                                        $ 2,360,906                 $ 2,268,986
                                                           ===========                 ===========

6.    Reserve for Loan Losses:
                                                       March 31, 2001            December 31, 2000
                                                       --------------            -----------------
                                                                      (000 Omitted)

         Balance at January 1                               $   27,508                   $  26,713
         Provision charged to operating expense                    994                       4,960
         Recoveries added to the reserve                           307                       1,001
         Allowance of purchased company                            482                          --
         Loan losses charged to the reserve                     (1,380)                     (5,166)
                                                            ----------                   ---------
         Balance at end of period                           $   27,911                   $  27,508
                                                            ==========                   =========

7.    Earnings and dividends paid per share:
                                                March 31, 2001                           March 31, 2000
                                        -------------------------------           -------------------------------
                                        (in 000s)             Per Share           (in 000s)             Per Share
                                          Shares                Amount              Shares                Amount
                                         --------             ---------            --------             ---------
Basic EPS                                  28,195               0.50                28,075               0.43
Effective of dilutive securities:
 Stock options                                256                                      210
                                         --------                                 --------
Diluted EPS                                28,451               0.50                28,285               0.43
                                         ========                                 ========


8. On August 25, 2000, the Company acquired deposits of approximately $300 million and 15 branch offices valued at approximately $8.0 million. F&M immediately invested net proceeds of approximately $242 million of the acquired funds in U.S. Agency securities. Goodwill associated with the acquisition was approximately $23 million, which will be amortized over 15 years. All former employees of the acquired branches were invited to become employees of F&M after the acquisition. The new location, all of which were located in Virginia, were acquired by five of F&M's community banks.


9. On January 25, 2001, the Company completed its acquisition of Community Bankshares of Maryland, Inc. for approximately 545,131 shares of F&M common stock in a transaction which was accounted for as a purchase. Upon completion of the merger, Community was merged into F&M's subsidiary in Maryland, F&M Bank-Maryland.

10. On February 26, 2001, the Company completed the acquisition of Atlantic Financial Corp., Newport News, Virginia ("Atlantic") for approximately 3,159,186 shares of F&M common stock in a transaction accounted for as a pooling-of-interests. Atlantic has changed its name to F&M Bank-Atlantic.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
F&M National Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of F&M National Corporation and Subsidiaries as of March 31, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of F&M National Corporation and Subsidiaries as of December 31, 2000, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2001 except for the second paragraph of Note 23 as to which the date is February 26, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
May 14, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of F&M National Corporation ("F&M" or the "Corporation").

FINANCIAL CONDITION
-------------------

F&M's improved earnings for the first quarter 2001 was primarily attributable to increased earnings associated with increases in noninterest income, implementation of projects to improve operational efficiencies, and the acquisition of 15 bank branches in August, 2000. The following discussion elaborates on balance sheet growth and earnings improvement.

Noninterest income has increased $4.9 million or 40.9% for the first three months 2001 as compared to the first three months 2000, if nonrecurring security gains are eliminated. Revenues increased primarily as a result of refinancing real estate loans, insurance commissions from nonbank insurance subsidiaries, increased debit card fees, point of sale charges and foreign ATM transactions.

F&M has implemented over the past year a program known as "Getting Better Quicker" or GBQ. This program spearheaded by F&M's software vendor established policies and procedures aimed at improving service to bank customers. GBQ provided cross training of employees to better serve customers and realign back office departments, thereby, reducing overhead expenditures and improving earnings.

Total assets on March 31, 2001, were $4.137 billion, up $559.1 million or 15.6% from $3.577 billion at March 31, 2000. Total assets at December 31, 2000, were $3.977 billion. For the first three months of 2001, total assets averaged $3.934 billion, 12.8% above the first three months 2000 average of $3.489 billion.

Total loans, net of unearned income, amounted to $2.389 billion at March 31, 2001, an increase of $234.9 million or 10.9% from $2.154 billion at March 31, 2000. At December 31, 2000, total loans, net, were $2.296 billion. Total loans, net of unearned income, as a percent of total assets were 57.7% at March 31, 2001, compared to 60.2% at March 31, 2000, and 57.7% at December 31, 2000. Net loan volume for the first three months of 2001 was $92.3 million as compared to $21.9 million for the first three months of 2000. Loan volume has been strong due to decreases in the prime lending rate.

On March 31, 2001, the securities portfolio totaled $1.102 billion, which was $91.8 million or 9.1% higher than the year before, and $165.1 million or 13.0% lower than at December 31, 2000. The securities portfolio was lower at quarter end 2001 than at year end 2000 primarily due to U.S. agency securities exercising their call option prior to maturity. Reinvestment of liquid funds have been limited in the first quarter 2001 due to unattractive market yields. Federal funds sold and securities purchased under agreement to resell were $302.0 million at March 31, 2001, $220.9 million or 272.5% higher than $81.1 million outstanding at December 31, 2000. Federal funds sold are one-day sales of funds to large regional correspondent banks and are normally the lowest earning pool of interest-earning funds. In the first quarter 2001, federal funds yield had a temporary inverse relationship with longer-term investments. The average federal funds yield was higher than the market yield for 2-year investments.

The market value of available for sale ("AFS") securities at March 31, 2001, was $678.2 million as compared to $548.2 million at March 31, 2000. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes reflected in Shareholders' Equity was $10.9 million at March 31, 2001, a increase from the March 31, 2000, which is an improvement of $23.3 million. Recent decreases in interest rates by the Federal Reserve have a converse relationship to the market rates in the investment portfolio contributing to the increase in market value of securities.

Total deposits increased $430.5 million or 14.1% to $3.474 billion at March 31, 2001, compared to one year earlier. At December 31, 2000, total deposits were $3.346 billion. Noninterest-bearing deposits increased $139.9 million or 22.9% from $611.8 million at March 31, 2000, to $751.7 million at March 31, 2001. Interest-bearing deposits increased $290.5 million or 11.9% from $2.431 billion at March 31, 2000, to $2.722 billion at March 31, 2001. F&M customers are moving funds into interest bearing deposits to take advantage of attractive interest rates. Recent declines in the stock market have encouraged customers to invest in the guaranteed rate of return in banking. F&M offers attractive, yet competitive, rates that are set to maintain a fair net interest margin.

Long-term debt was $20.1 million at March 31, 2001, down $4.5 million or 18.4% from March 31, 2000. Long-term debt was $20.9 million at year-end 2000. Long-term debt consists of borrowed funds from Federal Home Loan Banks that supports loans to eligible bank customers for a period of 10 to 15 years for low-income housing.

RESULTS OF OPERATIONS
---------------------

Net income for the first three months of 2001 amounted to $14.2 million, increasing $2.0 million or 16.2% from $12.2 million for the first three months of 2000. Net income for the first three months 2001 was $13.8 million increasing $1.3 million or 10.4% from $12.5 million for the first three months 2000 if nonrecurring items of income and expense were eliminated.

The yield on interest-earning assets was 7.80% for the first three months 2001 as compared to 7.84% for the first three months 2000, and the yield on interest-bearing deposits was 4.42% for the first three months 2001 as compared to 3.98% for the first three months 2000.

Return on average assets was 1.42% for the first three months of 2001, compared with 1.39% for the same period in 2000 and for the year 2000. F&M's return on average equity was 14.15% for the first three months of 2001, 13.73% for the first three months of 2000, and 14.81% for the year ended 2000.

Net interest income totaled $39.6 million for the first three months of 2001, a $1.8 million or 4.8% increase over F&M's performance for the first three months of 2000. The net interest margin on a Federal tax equivalent basis for the first three months of 2000 was 4.36%, down 37 basis points from 4.73% for the first three months of 2000. The decrease in net interest margin is primarily the effect of lower prime lending rates and lower reinvestment yields from called securities.

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, and foreclosed properties were $24.2 million at March 31, 2001, an increase of $2.2 million or 10.0% from $22.0 million at December 31, 2000. Nonperforming assets are composed largely of 1-4 family residential loans and commercial loans secured by real property.

Nonperforming loans (nonaccrual loans and restructured loans) at March 31, 2001, were $14.4 million or 0.6% of total loans, up $1.0 million from $13.4 million at December 31, 2000. Nonperforming loans are those loans where, in the opinion of management, the full collection of principal or interest is unlikely.

FASB 114 defines impaired loans as all loans excluding personal real estate and consumer loans about which there is doubt as to the ability of the customer to meet their contractual obligations.

                                                 March 31, 2001
                                                 --------------

         Commercial nonaccrual loans                 $  6,206
         Commercial accrual loans                      14,987
                                                     --------
         Total impaired loans                        $ 21,193
                                                     ========

At March 31, 2001, impaired loans totaled $21.2 million upon which an allowance of $3.1 million has been provided, which is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of March 31, 2001, was $560 thousand. The average balance of impaired loans for the first three months 2001 was $21.2 million. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $3.2 million at March 31, 2001, and $6.4 million at December 31, 2000.

Foreclosed properties consist of 27 parcels of real estate acquired through debt previously contracted. These properties consist primarily of commercial and residential real estate whose value is determined through sale at public auction or fair market value, whichever is less. At March 31, 2001, foreclosed properties were $9.8 million as compared to $8.6 million at December 31, 2000.

The allowance for loan losses was $27.9 million at March 31, 2001, as compared to $27.5 million at year-end 2000. The allowance for loan losses increased $403 thousand in the first three months of 2001 as compared to a $422 thousand increase for the first three months of 2000. The amount provided for loan losses in 2001 and 2000 is an amount, in management's judgment, is sufficient for the risk associated with the loan portfolio. The ratio of allowance for loan losses to total loans was 1.17% at March 31, 2001, as compared to 1.26% for March 31, 2000 and 1.20% at year-end 2000.

Total noninterest income increased $5.6 million or 46.6% from $12.1 million for the first three months of 2000 to $17.7 million for the first three months of 2001. If security gains were eliminated for the three-month periods, noninterest income increased $4.9 million or 40.9%. For the first three months 2001, gains realized on securities available for sale were $690 thousand or 3.9% of total noninterest income, whereas, for the first three months of 2000 there were no securities gains taken. Security gains are realized when market conditions exist that are favorable to the Corporation and/or conditions dictate additional liquidity is desirable. It is the intent of the Corporation not to sell any security that is held in its "held to maturity" portfolio and any gain or loss in this category is the result of securities being called prior to maturity by the issuer.

Credit card fees were $1.2 million for the first three months of 2001, up $17 thousand or 1.4% over the first three months of 2000 as a result of marketing efforts to attract new credit card customers and additional customer activity. Insurance commission income for the first three months of 2001 was $2.8 million, up $452 thousand from the first three months of 2000 primarily as a result of increased business activity of F&M's insurance agencies, whose primary sources of revenue are derived from selling insurance policies to customers. Service charges on deposit accounts were $5.1 million for the first three months 2001, up $854 thousand or 20.0% over the three-month period 2000. Revenues have increased from fees charged for debit card transactions, point of sale charges, and ATM transactions. Revenues from fees for other customer services increased $2.7 million or 98.2% from $2.7 million for the first three months of 2000 to $5.4 million in 2001 primarily as a result of fees charged customers in the secondary market. Other operating income increased $797 thousand or 102.2%, up from $780 thousand for the first three months of 2000 to $1.6 million for the first three months of 2001. The increase in other operating income is a seasonal variation in other fees and charges.

Total noninterest expenses increased $4.0 million or 13.1% from $30.5 million for the first three months of 2000 to $34.5 million for the first three months of 2001. Salary expense increased $2.4 million or 13.9% from $17.4 million for the first three months of 2000 to $19.9 million for the first three months of 2001 as a result of employing additional personnel due to the branch expansion, certain employees who are paid on a commission basis, and increases in costs associated with salaries and benefits. The cost of net occupancy expense has increased $174 thousand or 6.2% to $3.0 million for the first three months of 2001, as a result of acquiring new branches and remodeling older branches. Part of occupancy expense was the acquisition price associated with acquiring 15 branch banks in August 2000 of approximately $8.0 million, which is being amortized over the appropriate depreciable life of each asset. Furniture and equipment expense increased $126 thousand or 5.1% to $2.6 million for the first three months of 2001, which is reflective of higher 2000 costs related to equipment and software upgrades. Other operating expense increased $1.2 million from $7.0 million for the first three months of 2000 to $8.2 million for the first three months of 2001. Goodwill expense for the first three months 2001 was $673 thousand, which is included in other operating expense.

Income taxes increased $1.3 million or 20.9% from $6.3 million for the first three months of 2000 to $7.6 million for the first three months of 2001. The increase in income taxes is the result of larger amounts of income subject to income taxes.

ASSET QUALITY
-------------

Loan quality continues to be good based on reviews by management. Loan quality is the result of management employing conservative principles of lending while meeting the needs of customers. Good loan quality results in reduced need for additional provision for loan losses and efforts to collect past due loans, which has a positive impact on net income.

Total loan charge offs less recoveries amounted to $1.1 million for the first three months of 2001, representing a ratio of net charge offs to total average loans, net of unearned income, of 0.20%, annualized. This compares to 2000 twelve-month net charge-offs of $4.2 million, or 0.17% of average loans.

As of March 31, 2001, loans on non-accrual basis amounted to $14.1 million, or 0.59% of total loans, net of unearned discount, up from $9.1 million for the same period 2000. Loans 90 days or more past due and still accruing totaled $3.2 million, or 0.13% of total loans, net of unearned discount. In management's judgment, the balance in the reserve for loan losses is adequate to cover future losses in the existing loan portfolio.

F&M closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to constant management attention, and their classification is reviewed on a regular basis.

At March 31, 2001, the potential problem loans were $20.9 million and included 11 lending relationships with principal balance in excess of $500,000. Those 11 lending relationships had an aggregate principal balance outstanding of $11.1 million.

LIQUIDITY
---------

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

CAPITAL RESOURCES
-----------------

F&M's strong capital position provides the resources and flexibility for anticipated growth.

F&M's risk-based capital position at March 31, 2001 was $367.6 million, or 14.1% of risk-weighted assets, for Tier I capital and $395.3 million, or 15.2% for total risk based capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information reported as of December 31, 2000, in Form 10-K.

FORM 10-Q   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Registrant or any of its subsidiaries, directors or officers is a party or by which they, or any of them, are threatened. All legal proceedings presently pending or threatened against F&M and its subsidiaries involve routine litigation incidental to the business of F&M or the subsidiary involved and are either not material in respect to the amount in controversy or fully covered by insurance.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

      (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession - not applicable.

      (3)   (i) Articles of Incorporation - not applicable.
            (ii) By-laws - not applicable.

      (4) Instruments Defining the Rights of Security Holders Including Indentures - not applicable.

      (10)  Material Contracts.

            Incorporated herein by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 2000, filed with the Commission on March 29, 2001, under Exhibit 10.

      (11)  Statement re Computation of Per Share Earnings.

            Incorporated   herein  by   reference   to  Note  12,  page  60,  of
            Registrant's Form 10-K Annual Report for the year ended December 31, 2000, filed with the Commission on March 29, 2001.

      (15)  Letter re Unaudited Interim Financial Information - not applicable.

      (18)  Letter re change in accounting principles - not applicable.

      (19)  Reports furnished to security holders.

            Incorporated herein by reference to Registrant's Form S-4 Registration Statement No. 333-58824, Notice of Special Meeting and Proxy Statement dated May 4, 2001, filed with the Commission on May 4, 2001.

      (22) Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable.

      (23)  Consent of Experts and Counsel - not applicable.

      (24)  Power of Attorney - not applicable.

      (99)  Additional Exhibits - None.

(b)  Reports on Form 8-K.

      (1) January 30, 2001, for event of January 25, 2001, to announce completion of the acquisition of Community Bankshares of Maryland, Inc., Bowie, Maryland

      (2) February 27, 2001, for event of February 26, 2001, to announce completion of the acquisition of Atlantic Financial Corp, Newport News, Virginia





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F&M NATIONAL CORPORATION



/s/  Alfred B. Whitt
Alfred B. Whitt
President/CEO, Vice Chairman, and Chief Financial Officer



/s/  Charles E. Curtis
Vice Chairman and Chief Administrative Officer

Date:  May 14, 2001